Form 10-Q
period 2008-06-30
T3 Motion, Inc.
filed 2008-08-14
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File Number 333-150888
T3 MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Airway Avenue, Suite A Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)
(714) 619-3600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of August 14, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 43,427,428.

T3 MOTION, INC.
INDEX TO FORM 10-Q
JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
T3 MOTION, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,515,969	$4,932,272
Accounts receivable, net of reserves of $27,000 and $30,000, respectively	1,673,929	342,185
Related party receivable	97,189	24,563
Inventories	1,339,402	1,219,094
Prepaid expenses and other current assets	545,196	59,467

Total current assets	6,171,685	6,577,581
Property and equipment, net	1,284,871	1,005,863
Intangible assets, net	875,000	—
Deposits	478,660	44,782

Total assets	$8,810,216	$7,628,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,654,626	$1,105,649
Accrued expenses	1,005,374	627,237
Related party payables	—	689,990
Related party note payable, net of debt discount	878,526	1,514,103

Total current liabilities	3,538,526	3,936,979

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,427,428 and 39,131,685 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively.	43,428	39,132
Additional paid-in capital	22,819,924	15,730,922
Accumulated deficit	(17,590,091)	(12,078,030)
Accumulated other comprehensive loss	(1,571)	(777)

Total stockholders’ equity	5,271,690	3,691,247

Total liabilities and stockholders’ equity	$8,810,216	$7,628,226

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$1,910,694	$584,658	$3,412,795	$852,330
Cost of revenues	2,487,208	1,015,420	4,570,045	1,604,203

Gross loss	(576,514)	(430,762)	(1,157,250)	(751,873)

Operating Expenses:
Sales and marketing	542,717	516,493	987,199	738,573
Research and development	323,832	174,115	604,019	364,303
General and administrative	1,311,299	665,141	2,352,996	1,126,044

Total operating expenses	2,177,848	1,355,749	3,944,214	2,228,920

Loss from operations	(2,754,362)	(1,786,511)	(5,101,464)	(2,980,793)

Other income (expense):
Interest income	23,731	388	47,680	659
Other expense	(1,586)	—	(1,537)	—
Interest expense	(90,822)	(15,848)	(455,940)	(32,895)

Total other expense, net	(68,677)	(15,460)	(409,797)	(32,236)

Loss before provision for income tax	(2,823,039)	(1,801,971)	(5,511,261)	(3,013,029)
Provision for income tax	—	—	(800)	(800)

Net loss	(2,823,039)	(1,801,971)	(5,512,061)	(3,013,829)

Other comprehensive loss:
Foreign currency translation loss	(659)	(60)	(794)	(60)

Comprehensive loss	$(2,823,698)	$(1,802,031)	$(5,512,855)	$(3,013,889)

Net loss per share:
Basic	$(0.07)	$(0.05)	$(0.13)	$(0.09)

Diluted	$(0.07)	$(0.05)	$(0.13)	$(0.09)

Weighted average number of common shares outstanding:
Basic	43,242,979	34,521,212	41,251,554	34,441,654

Diluted	43,242,979	34,521,212	41,251,554	34,441,654

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW (UNAUDITED)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,512,061)	$(3,013,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,000	13,800
Warranty expense	202,945	166,245
Depreciation and amortization	285,363	73,655
Loss on sale of fixed asset	1,607	—
Stock compensation expense	661,635	—
Amortization of debt discount	364,423	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(1,334,744)	(396,717)
Inventories	(120,308)	(503,915)
Prepaid expenses and other current assets	(485,729)	41,790
Deposits	(3,253)	(42,960)
Accounts payable and accrued expenses	724,169	468,544

Net cash used in operating activities	(5,212,953)	(3,193,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of data license	(1,000,000)	—
Purchases of property and equipment	(443,178)	(331,009)
Deposit on fixed assets	(430,625)	—
Loans/advances to related parties	(72,626)	(28,108)
Proceeds from sale of assets	2,200	—

Net cash used in investing activities	(1,944,229)	(359,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and contributions from stockholder, net	6,431,663	198,000
Payment of loans from related parties	(1,689,990)	(1,295,933)
Loans/advances from related parties	—	4,354,280
Proceeds from related party note receivable	—	300,000

Net cash provided by financing activities	4,741,673	3,556,347

Effect of exchange rate on cash	(794)	(60)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,416,303)	3,783
CASH AND CASH EQUIVALENTS — beginning of period	4,932,272	6,588

CASH AND CASH EQUIVALENTS — end of period	$2,515,969	$10,371

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$61,406	$—

Income taxes	$1,600	$—

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS
T3 Motion, Inc. (the “Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures T3 vehicles, which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 vehicles have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas.
Public Offering of Equity Securities; Use of Proceeds
On August 12, 2008, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchanges Commission (“SEC”) registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The offering to the public is a self-filing on a “best efforts” basis.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements included in the Registration Statement on Form S-1 filed on August 6, 2008, Registration No. 333-150888 and declared effective by the SEC on August 12, 2008. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of consolidated results for the interim periods. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at June 30, 2008, accumulated deficit amounted to $17,590,091. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least the end of 2008. The Company started selling its vehicles in 2007 and it has obtained equity financing net of offering costs, in 2008 from third parties of $6,431,663 through June 30, 2008, and may raise additional debt and/or equity capital to finance future activities during 2008. As of July 31, 2008, the Company had $1,522,594 in cash and cash equivalents. As of June 30, 2008, the Company had approximately $2.2 million of customer purchase commitments to be fulfilled and realized during 2008. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of long-lived assets, and realizability of inventories, warranty accruals, stock-based compensation and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Concentration of Risk
As of June 30, 2008, two customers accounted for approximately 23% of total accounts receivable, one customer accounted for approximately 10% of total revenues and one vendor accounted for 17% of total accounts payable. As of June 30, 2007, one customer accounted for 20% of total accounts receivable, two customers accounted for approximately 24% of total revenues and no vendor accounted for more than 10% of total accounts payable.

As of December 31, 2007, two customers accounted for approximately 35% of total accounts receivable, one vendor accounted for 33% of accounts payable and no one customer accounted for more than 10% of total revenues.
Revenue Recognition
The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.
For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with Free On Board Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 9), and has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.
The Company does not enter into contracts that require fixed pricing beyond the term of the purchase order. All sales via distributor agreements are accompanied with a purchase order. Further, the Company does not allow returns of unsold items.
The Company has executed various distribution agreements whereby the distributors agreed to purchase T3 vehicle packages (one T3, two power modules, and one charger per package). The terms of the agreements require minimum re-order amounts for the vehicles to be sold through the distributors in specified geographic regions. Under the terms of the agreements, the distributor takes ownership of the vehicles and the Company deems the items sold at delivery to the distributor.
Intangible Assets
The Company’s intangible assets consist of a data license agreement and are amortized on a straight-line basis over two years. All identified intangible assets are classified within other long-term assets on the condensed consolidated balance sheets. The Company will perform an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expense and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at June 30, 2008 and December 31, 2007.
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates in two geographic regions: North America and Europe. However, since the European region had minimal revenue, separate financial information for this segment has not been presented.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its condensed consolidated financial statements.

NOTE 2 — INVENTORIES
Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)

Raw materials	$933,256	$1,033,680
Work-in-process	172,297	60,892
Finished goods	233,849	124,522

	$1,339,402	$1,219,094

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)

Prepaid inventory	$371,191	$28,240
Prepaid expenses and other current assets	174,005	31,227

	$545,196	$59,467

NOTE 4 — INTANGIBLE ASSETS
On March 31, 2008, the Company paid $1,000,000 to Immersive to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database. The Company was granted the right to map and, in partnership with Immersive, will produce and distribute the content of South Korea. The Company will be paid a licensing fee for the usage of any data that it has mapped. In addition, the Company will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive database. The data license is included in intangible assets and is being amortized over the two-year life of the license.
Intangible assets consisted of the following:

	Estimated Useful Life	June 30, 2008	December 31, 2007
		(unaudited)

Geolmmersive License Agreement	2 Years	$1,000,000	$—
Less: Accumulated amortization		(125,000)	—

		$875,000	$—

NOTE 5 — INCOME TAXES
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize deferred income tax assets in the future in excess of net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. Upon adoption of FIN No. 48, no adjustment to the condensed consolidated financial statements was required.
The Company recognizes interest and penalties related to unrecognized tax benefits (if any) within the income tax expense line in the accompanying condensed consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the condensed consolidated balance sheet.
NOTE 6 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase 10.3 million and 6.1 million shares of common stock were outstanding at June 30, 2008 and December 31, 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period. No options or warrants were outstanding at June 30, 2007.
NOTE 7 — EQUITY
The Company has offered up to 6,060,606 shares of common stock, at a purchase price of $1.65 per share, or up to an aggregate purchase price of $10,000,000, on a “best efforts” basis to selected qualified investors (the “Offering”). There was no minimum offering. This Offering was closed on May12, 2008, and the Company raised $6,659,000 and issued 4,295,743 shares of common stock, including the $6,000,000 invested by Vision on March 28, 2008. The Company incurred $227,742 of issuance costs and issued 120,000 warrants at an exercise price of $1.54 per common share for services rendered. The proceeds of this Offering were delivered to the Company at multiple closings. The Company will use the proceeds for working capital requirements, repayment of debt and to purchase a data license.
On March 28, 2008, the Company entered into an agreement with Vision Capital to sell 3,896,104 shares of the Company’s common stock for $6,000,000. The proceeds from the sale were used for working capital requirements, purchase of a data license and to pay down debt. The terms of the agreement stipulate that the Company shall use its best efforts to qualify the common stock for quotation on a trading market as soon as practicable, but in no event later than the later of (a) May 30, 2009, or (b) the 90th day after the effectiveness of the registration statement on Form S-1 registering some or all of the common stock. In addition, Vision Capital was granted three classes of stock purchase warrants as follows: Series A Stock Purchase Warrants, which granted Vision Capital the right to purchase 1,298,701 shares of common stock at $1.08 per share; Series B Stock Purchase Warrant, which granted Vision Capital the right to purchase 1,298,701 shares of common stock at $1.77 per share; and Series C Stock Purchase Warrant, which granted Vision Capital the right to purchase 1,298,701 shares of common stock at $2.00 per share. All three classes of warrants expire after five years.
On August 12, 2008, the Company’s Registration Statement on Form S-1 was declared effective by the SEC registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The offering to the public is a self-filing on a “best efforts” basis.
NOTE 8 — STOCK OPTIONS AND WARRANTS
Common Stock Options
The following table sets forth the share-based compensation expense (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Stock compensation expense — cost of revenue	$36,565	$—	$73,229	$—
Stock compensation expense — sales and marketing	72,393	—	141,862	—
Stock compensation expense — research and development	24,463	—	51,004	—
Stock compensation expense — general and administrative	207,468	—	395,540	—

Total stock compensation expense	$340,889	$—	$661,635	$—

The following table summarizes the stock option activity related to the Company’s plan (unaudited):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life (in years)	Intrinsic Value

Options outstanding as of January 1, 2008	5,391,500	$0.63
Options granted	270,000	0.81
Options exercised	—	—
Options forfeited	(40,000)	0.60
Options cancelled	—	—

Options outstanding as of June 30, 2008	5,621,500	$0.64	9.47	$5,676,575

Options exercisable as of June 30, 2008	2,539,374	$0.64	9.45	$2,570,718

Options vested and expected to vest as of June 30, 2008	5,492,098	$0.64	9.47	$5,542,271

Options available for grant under the Plan as of June 30, 2008	1,828,500

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number of	Remaining	Weighted Average	Number of	Weighted Average
Prices	Shares	Contractual Life (in years)	Exercise Price	Shares	Exercise Price

$0.60	4,551,500	9.4	$0.60	1,976,874	$0.60
$0.77	1,000,000	9.4	$0.77	562,500	$0.77
$1.40	70,000	9.9	$1.40	—	$—

	5,621,500		$0.64	2,539,374	$0.64

At June 30, 2008, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2008 through 2011 related to unvested common stock options is approximately $2.6 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
From time to time, the Company issues warrants to purchase shares of the Company’s common stock to non-employees for services rendered or to be rendered in the future and in conjunction with it’s equity offerings. Such warrants are issued outside of the Plan. A summary of the warrant activity in 2008 is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life (in years)	Intrinsic Value

Warrants outstanding and exercisable as of January 1, 2008	697,639	$1.08
Warrants granted	4,016,103	1.61
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable as of June 30, 2008	4,713,742	$1.53	4.70	$1,150,416

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Warranties
The Company’s warranty policy generally provides coverage for components of the vehicle, power modules and charger system that the Company produces. Typically, the coverage period is the shorter of one calendar year or 2,500 miles from the date of sale. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using estimated information on the nature, frequency and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims.

The T3 Series vehicle is a front wheel drive all electric vehicle and as such the front fork assembly is the main vehicle drive system. In late 2007, the Company made significant improvements to this drive system by implementing into production a new belt drive system. The system offers greater efficiency and minimizes the need for routine maintenance while improving the overall quality of the vehicle. The belt drive system is standard on new 2008 models and is reverse compatible with all older year models. The Company has agreed to retro-fit existing vehicles that are in service with the new system.
On June 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by October 2008.
The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2008:

Beginning balance, January 1, 2008	$296,000
Charged to cost of revenues	202,945
Usage	(71,498)

Ending balance, June 30, 2008	$427,447

Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility and automobile leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities and automobiles, respectively. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.
NOTE 10 — RELATED PARTY TRANSACTIONS
As of June 30, 2008, the Company advanced $28,902 to Graphion Technology USA LLC to be used for their operating requirements. This company was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand. The Company also advanced $68,287 to its majority stockholder as of June 30, 2008. The advance is non-interest bearing and receivable upon demand.
During the six months ended June 30, 2008, the Company repaid $689,990 of the majority stockholder’s payable.
On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of our shareholders, due on December 31, 2008. The note is secured by all of the Company’s assets. In addition, the Company granted 697,639 of warrants exercisable at $1.08 per share of common stock. The Company recorded a discount of $485,897 related to the warrants and were calculated using the Black-Scholes option pricing model. The warrants will be amortized to interest expense over the one-year life of the note. There was no amortization of the warrants during 2007.
On March 31, 2008, the Company paid $2,000,000 to Immersive, a shareholder of the Company, of which $1,000,000 was to pay down the note and $1,000,000 was to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database (see Note 4). During the six months ended June 30, 2008, the Company expensed $99,672 in interest related to the note, of which $59,672 was paid.
During the six months ended June 30, 2008, the Company amortized $364,423 of the discount related to the Immersive note. The balance of the discount on debt was $121,474 and $485,897 at June 30, 2008 and December 31, 2007, respectively.
During the six months ended June 30, 2007, the Company accrued interest expense on all related party payables of $31,568, of which $0 was paid.
NOTE 11- SUBSEQUENT EVENTS
On August 12, 2008, the Company’s Registration Statement on Form S-1 was declared effective by the SEC registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The offering to the public is a self-filing on a “best efforts” basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the amended Registration Statement on Form S-1 filed on August 6, 2008 and declared effective by the SEC on August 12, 2008.
OVERVIEW
T3 Motion, Inc. (the “Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures T3 vehicles, which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 vehicles have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas.
On August 12, 2008, the Company’s Registration Statement on Form S-1 was declared effective by the SEC registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The Company is offering these securities on a self-filing, best efforts basis.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The management’s discussion and analysis of financial condition and results of operations are based on unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Registration Statement on Form S-1 filed on August 6, 2008 and declared effective by the SEC on August 12, 2008. The following is an update to the critical accounting policies and estimates.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at June 30, 2008, accumulated deficit amounted to $17,590,091. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least the end of 2008. The Company started selling its vehicles in 2007 and it has obtained equity financing net of offering costs, in 2008 from third parties of $6,431,663 through June 30, 2008, and may raise additional debt and/or equity capital to finance future activities during 2008. As of July 31, 2008, the Company had $1,522,594 in cash and cash equivalents. As of June 30, 2008, the Company had approximately $2.2 million of customer purchase commitments to be fulfilled and realized during 2008. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Concentration of Risk
As of June 30, 2008, two customers accounted for approximately 23% of total accounts receivable, one customer accounted for approximately 10% of total revenues and one vendor accounted for 17% of total accounts payable. As of June 30, 2007, one customer accounted for 20% of total accounts receivable, two customers accounted for approximately 24% of total revenues and no vendor accounted for more than 10% of total accounts payable.
As of December 31, 2007, two customers accounted for approximately 35% of total accounts receivable, one vendor accounted for 33% of accounts payable and no one customer accounted for more than 10% of total revenues.
Intangible Assets
The Company’s intangible assets consist of a data license agreement and are amortized on a straight-line basis over two years. All identified intangible assets are classified within other long-term assets on the condensed consolidated balance sheets. The Company will perform an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase 10.3 million and 6.1 million shares of common stock were outstanding at June 30, 2008 and December 31, 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period. No options or warrants were outstanding at June 30, 2007.
Commitments and Contingencies
On June 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The charges were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by October 2008.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008, as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its condensed consolidated financial statements.
Business Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates in two geographic regions: North America and Europe. However, since the European region had minimal revenue, separate financial information for this segment has not been presented.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
The following table sets forth the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$1,910,694	$584,658	$3,412,795	$852,330
Cost of revenues	2,487,208	1,015,420	4,570,045	1,604,203

Gross loss	(576,514)	(430,762)	(1,157,250)	(751,873)

Operating Expenses:
Sales and marketing	542,717	516,493	987,199	738,573
Research and development	323,832	174,115	604,019	364,303
General and administrative	1,311,299	665,141	2,352,996	1,126,044

Total operating expenses	2,177,848	1,355,749	3,944,214	2,228,920

Loss from operations	(2,754,362)	(1,786,511)	(5,101,464)	(2,980,793)

Other income (expense):
Interest income	23,731	388	47,680	659
Other expense	(1,586)	—	(1,537)	—
Interest expense	(90,822)	(15,848)	(455,940)	(32,895)

Total other expense, net	(68,677)	(15,460)	(409,797)	(32,236)

Loss before provision for income tax	(2,823,039)	(1,801,971)	(5,511,261)	(3,013,029)
Provision for income tax	—	—	(800)	(800)

Net loss	(2,823,039)	(1,801,971)	(5,512,061)	(3,013,829)

Other comprehensive loss:
Foreign currency translation loss	(659)	(60)	(794)	(60)

Comprehensive loss	$(2,823,698)	$(1,802,031)	$(5,512,855)	$(3,013,889)

Net loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	43,242,979	34,521,212	41,251,554	34,441,654

     Revenues. Revenues are from sales of T3 personal mobility vehicles, power modules, chargers and related accessories. During the first quarter 2007, the Company initiated its sales strategy and began selling the product. The increase in revenue is attributable to the ramp up of the sales strategy and implementation of such strategy. Revenue increased $1,326,036, or 227%, to $1,910,694 for the three months ended June 30, 2008, compared to the same period of the prior year and increased $2,560,465 or 300%, to $3,412,795 for the six months ended June 30, 2008, compared to the same period of the prior year. The increase in revenue for the three and six months ended June 30, 2008, was attributable to the implementation of the sales and marketing strategy and the results of the T3 brand recognition.
     Cost of revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenues increased $1,471,788, or 145%, to $2,487,208 for the three months ended June 30, 2008, compared to the same period of the prior year and increased $2,965,842, or 185%, to $4,570,045 for the six months ended June 30, 2008, compared to the same period of the prior year. The increase in cost of revenues was attributable to the increase in revenue, offset by the continued efforts to reduce materials and production costs. Further contributing to the increase was $78,000 related to the charger upgrade. The cost reduction strategy will continue as volume increases and the Company is able to achieve volume discounts on its materials along with production efficiencies.
     Gross loss. The gross loss was attributable to the initial sale of the T3 product and accessories in January 2007. As a result of the commencement of production, there were cost overruns and inefficiencies in the production process. During 2008, management has continued to source lower product costs as well as production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross loss margin was (30.2%) and (33.9%), respectively, for the three and six months ended June 30, 2008, compared to (73.7%) and (88.2%), respectively, for the three and six months ended June 30, 2007.
     Sales and marketing expense. Sales and marketing increased by $248,626, or 33.7% for the six months ended June 30, 2008, compared to the same period of the prior year. The increase is attributable to the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the commencement of sales of the T3 product and accessories to customers in the first quarter of 2007. Sales and marketing expense for the three month ended June 30, 2008, is comparable to the same period of the prior year.
     Research and development. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs related to research and development increased for the three and six months ended June 30, 2008, compared to the same periods of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts.

     General and administrative. General and administrative expenses increased primarily due to increased wages from the addition of staff, increased depreciation and amortization, increased stock option expense and increased professional fees to support the public company filing requirements as well as infrastructure support to aid with the Company’s continued growth.
     Total other expense. Total other expenses increased primarily due to increased interest expense from the related party payables during the year and the debt discounts associated with such debt, offset in part by increased interest income from the increased cash balance. Further contributing to the increase was the $1,607 loss on the sale of a paint booth.
     Net Loss. Net loss for the three months ended June 30, 2008, was $(2,823,039), or $(0.07) per basic and diluted share compared to $(1,801,971), or $(0.05) per basic and diluted share, for the same period of the prior year. Net loss for the six months ended June 30, 2008, was $(5,512,061), or $(0.13) per basic and diluted share compared to $(3,013,829), or $(0.09) per basic and diluted share, for the same period of the prior year. Significant improvements have been and will continue to be made to lower the average cost per unit.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. The Company will continue to raise equity and/or secure additional debt to meet its working capital requirements. For the year ended December 31, 2007, the Company’s independent registered public accounting firm noted in its report that the Company has incurred losses from operations and have an accumulated deficit of approximately $12.1 million as of December 31, 2007, and $17.6 million as of June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management believes that its current source of funds and current liquid assets will allow it to continue as a going concern through at least the end of 2008. The Company started selling its vehicles in 2007 and has obtained equity financing from third parties of $6,431,663, net of offering costs, in 2008, and may raise additional debt and/or equity capital to finance future activities through 2008. As of June 30, 2008, the Company had approximately $2.2 million of customer purchase commitments to be fulfilled and realized during 2008 compared to $1.8 million as of December 31, 2007. In light of these plans, management is confident in the Company’s ability to continue as a going concern.
Until Management achieves its cost reduction strategy over the next year, the Company will require additional capital to meet its working capital requirements, research and development and capital requirements. The Company will continue to raise additional equity and/or financing to meet its working capital requirements.
The principal sources of liquidity are the Company’s cash and the net proceeds from the offering filed on Form S-1 with SEC on August 6, 2008 and declared effective by the SEC on August 12, 2008. The S-1 is registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The offering to the public is a self-filing best efforts offering. The gross proceeds from the offering may be up to $10.0 million that will be used for working capital, debt service and additional tooling costs.
As of June 30, 2008, cash and cash equivalents were $2,515,969, or 28.6% of total assets compared to $4,932,272, or 64.7% of total assets as of December 31, 2007. The decrease in cash and cash equivalents during the six months ended June 30, 2008 was primarily attributable to increase of net cash used in operating and investing activities offset in part by equity financing from sale of stock.
Cash Flows
For the Six Months Ended June 30, 2008 and 2007
Net cash used in operating activities was $5,212,953 for the six months ended June 30, 2008 compared with $3,193,387 for the same period of the prior year. The increase of net cash used in operating activities for the six months ended June 30, 2008, was mainly due to increased costs associated with public company filing requirements, increased staffing to support the business infrastructure and increased costs of revenue offset in part by the cost reduction strategy.
Net cash used in investing activities was $1,944,229 for the six months ended June 30, 2008, compared to $359,117 for the same period of the prior year. The increase of net cash used in investing activities during the six months ended June 30, 2008, was mainly due to the purchase of a data license and deposits on fixed assets.
Net cash provided by financing activities was $4,741,673 for the six months ended June 30, 2008, compared to $3,556,347 for the same period of the prior year. The increase in net cash was primarily due to equity financing from sale of stock in 2008, offset in part by repayment of related party loans/advances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The Company does not use derivative financial instruments in its investment portfolio and have no foreign exchange contracts. Financial instruments consist of cash and cash equivalents, trade accounts receivable, related-party receivables, accounts payable, accrued liabilities and related-party payables. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.
     Interest Rates. Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008 and December 31, 2007, the Company had $2,515,969 and $4,932,272, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.

Item 4.	Controls and Procedures.
     Not Applicable

Item 4T.	Controls and Procedures.
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
In light of the material weaknesses described below, we performed additional analysis and other procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:
     1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
     2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
     3. We did not maintain sufficient accounting resources with adequate training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements and the complexity of our operations and transactions.
     4. We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation of Material Weaknesses
We are attempting to remediate the material weaknesses in our disclosure controls and procedures identified above by refining our internal procedures (see below).
Changes in Internal Control over Financial Reporting
The following change in our internal control over financial reporting was completed during the quarter ended June 30, 2008, and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
•	We have hired additional professional accounting resources to assist with the review of accounting policies and procedures and financial reporting with knowledge, experience and training in the application of GAAP.
We have also initiated the following corrective actions, which management believes are reasonably likely to materially affect our controls and procedures as they are designed to remediate the material weaknesses as described above:
•	We are in the process of further enhancing, our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing, the supervisory procedures that will include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.
We do not expect to have fully remediated these significant deficiencies until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2009.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A.	Risk Factors.
Our risk factors have not materially changed from the disclosures included in our Registration Statement on Form S-1 filed August 6, 2008, Registration No. 333-150888 as amended and declared effective by the SEC on August 12, 2008 other than as described below:
If we are unable to continue as a going concern, our securities will have little or no value.
     Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2007 that we have incurred recurring losses from operations and have an accumulated deficit of approximately $12.0 million as of December 31, 2007. Our accumulated deficit as of June 30, 2008 was approximately $17.6 million. These factors among others raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $2.8 million for the three month period ended June 30, 2008, $5.5 million for the six-month period ended June 30, 2008, $8.6 million for the year ended December 31, 2007 and $3.5 million for the period from March 16, 2006 (date of inception) to December 31, 2006.
     As of June 30, 2008, we had $2.5 million in cash on hand to use for working capital, regulatory filing requirements, research and development and capital requirements. After this Registration Statement is declared effective, we will incur legal, accounting and other costs associated with being a public company. For the six months ended June 30, 2008, we used $5.2 million in cash for operating activities and $1.9 million in cash for investing activities. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, research and development and capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements, including the use of the proceeds from this offering. Management believes that the achievement of our cost reduction strategy in 2009, will allow us to meet our working capital requirements with our cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.
     Management believes that its current sources of funds and current liquid assets will allow us to continue as a going concern through at least the end of 2008. We started selling our vehicles in 2007 and we have obtained equity financing from third parties of $6,431,663 net of offering costs, through June 30, 2008 and may raise additional debt and/or equity capital to finance future activities through 2008. As of June 30, 2008, we had approximately $2.2 million of customer purchase commitments to be fulfilled and realized during 2008. In light of these plans, management is confident in our ability to continue as a going concern. Despite management’s confidence, our significant recurring losses to date raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future. If we fail as a going concern, our shares of common stock will hold little or no value.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None

Item 3.	Defaults Upon Senior Securities.
     None

Item 4.	Submission of Matters to a Vote of Security Holders.
     None

Item 5.	Other Information.
     None

Item 6.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

3.2	Bylaws of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: August 14, 2008	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descripition

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

3.2	Bylaws of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.