Form 10-Q
period 2008-09-30
T3 Motion, Inc.
filed 2008-11-14
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of November 14, 2008, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 43,552,428.

T3 MOTION, INC.
INDEX TO FORM 10-Q
SEPTEMBER 30, 2008

		Page

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Item 4T.	Controls and Procedures	22

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,839	$4,932,272
Accounts receivable, net of reserves of $27,000 and $30,000, respectively	1,997,970	342,185
Related party receivable	28,951	24,563
Inventories	2,183,356	1,219,094
Prepaid expenses and other current assets	477,735	59,467

Total current assets	4,862,851	6,577,581
Property and equipment, net	1,259,684	1,005,863
Intangible assets, net	750,000	—
Deposits	544,232	44,782

Total assets	$7,416,767	$7,628,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,186,542	$1,105,649
Accrued expenses	1,147,015	627,237
Related party payables	—	689,990
Related party note payable, net of debt discount	939,264	1,514,103

Total current liabilities	4,272,821	3,936,979

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,552,428 and 39,131,685 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	43,553	39,132
Additional paid-in capital	23,388,474	15,730,922
Accumulated deficit	(20,285,274)	(12,078,030)
Accumulated other comprehensive loss	(2,807)	(777)

Total stockholders’ equity	3,143,946	3,691,247

Total liabilities and stockholders’ equity	$7,416,767	$7,628,226

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$2,234,939	$456,515	$5,647,734	$1,308,845
Cost of revenues	2,475,956	931,402	7,046,001	2,535,605

Gross loss	(241,017)	(474,887)	(1,398,267)	(1,226,760)

Operating Expenses:
Sales and marketing	669,861	335,557	1,657,060	1,074,130
Research and development	417,875	349,490	1,021,894	713,793
General and administrative	1,280,829	575,667	3,633,825	1,701,711

Total operating expenses	2,368,565	1,260,714	6,312,779	3,489,634

Loss from operations	(2,609,582)	(1,735,601)	(7,711,046)	(4,716,394)

Other income (expense):
Interest income	7,144	280	54,824	939
Other income (expense)	1,506	4,360	(31)	4,360
Interest expense	(94,251)	(15,003)	(550,191)	(47,898)

Total other expense, net	(85,601)	(10,363)	(495,398)	(42,599)

Loss before provision for income tax	(2,695,183)	(1,745,964)	(8,206,444)	(4,758,993)
Provision for income tax	—	—	(800)	(800)

Net loss	(2,695,183)	(1,745,964)	(8,207,244)	(4,759,793)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(1,236)	255	(2,030)	195

Comprehensive loss	$(2,696,419)	$(1,745,709)	$(8,209,274)	$(4,759,598)

Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.20)	$(0.14)

Diluted	$(0.06)	$(0.05)	$(0.20)	$(0.14)

Weighted average number of common shares outstanding:
Basic	43,443,732	34,646,150	41,987,614	34,510,568

Diluted	43,443,732	34,646,150	41,987,614	34,510,568

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,207,244)	$(4,759,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,000	30,000
Warranty expense	314,462	282,855
Depreciation and amortization	505,098	119,834
Loss on sale of fixed asset	1,607	—
Stock compensation expense	992,810	—
Amortization of debt discount	425,161	—
Change in operating assets and liabilities:
Accounts and other receivables, net	(1,658,784)	(315,559)
Inventories	(964,262)	(754,466)
Prepaid expenses and other current assets	(418,268)	40,495
Deposits	(3,146)	(44,807)
Accounts payable and accrued expenses	1,286,208	414,581

Net cash used in operating activities	(7,723,358)	(4,986,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of data license	(1,000,000)	—
Purchases of property and equipment	(512,726)	(488,005)
Deposit on fixed assets	(496,304)	—
Loans/advances to related parties	(77,297)	(56,954)
Repayment of loans/advances to related parties	2,909	—
Proceeds from sale of assets	2,200	—

Net cash used in investing activities	(2,081,218)	(544,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and contributions from stockholder, net	6,669,163	4,598,000
Payment of loans from related parties	(1,819,990)	(3,540,195)
Loans/advances from related parties	200,000	4,236,778
Proceeds from related party note receivable	—	300,000

Net cash provided by financing activities	5,049,173	5,594,583

Effect of exchange rate on cash	(2,030)	195

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,757,433)	62,959
CASH AND CASH EQUIVALENTS — beginning of period	4,932,272	6,588

CASH AND CASH EQUIVALENTS — end of period	$174,839	$69,547

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$66,003	$1,370

Income taxes	$1,600	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Issuance of common stock for note receivable	$—	$2,000,000

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
Public Offering of Equity Securities
On August 12, 2008, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission (“SEC”) registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The offering to the public is a self-filing on a “best efforts” basis. On October 31, 2008, the Company filed Post-Effective Amendment No. 1 to the Registration Statement to deregister the 4,875,000 shares of common stock of the Company’s remaining unsold shares under the Registration Statement issuable directly by the Company, and to terminate the offering under the Registration Statement effective as of the date of the Post-Effective Amendment No. 1 with respect to such shares.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements included in the Registration Statement on Form S-1 filed on August 6, 2008, Registration No. 333-150888 and declared effective by the SEC on August 12, 2008. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of consolidated results for the interim periods. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at September 30, 2008, accumulated deficit amounted to $20,285,274. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least the end of 2008. The Company started selling its vehicles in 2007 and it has obtained equity financing, net of offering costs, in 2008 from third parties of $6,669,163 through September 30, 2008, and may raise additional debt and/or equity capital to finance future activities during 2009. As of October 31, 2008, the Company had $42,930 in cash and cash equivalents. The Company intends to raise additional debt or equity capital in order to generate cash required to continue as a going concern. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
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
Concentration of Risk
As of September 30, 2008, one customer accounted for approximately 39% of total accounts receivable, one customer accounted for approximately 14% of total revenues and one vendor accounted for approximately 12% of total accounts payable. As of September 30, 2007, one customer accounted for approximately 24% of total accounts receivable, no customer accounted for more than 10% of total revenues and no vendor accounted for more than 10% of total accounts payable.
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

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expense and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at September 30, 2008 and December 31, 2007.
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
NOTE 2 — INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$1,781,516	$1,033,680
Work-in-process	311,580	60,892
Finished goods	90,260	124,522

	$2,183,356	$1,219,094

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Prepaid inventory	$308,001	$28,240
Prepaid expenses and other current assets	169,734	31,227

	$477,735	$59,467

NOTE 4 — INTANGIBLE ASSETS
On March 31, 2008, the Company paid $1,000,000 to Immersive (See Note 10) to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database. The Company was granted the right to map and, in partnership with Immersive, will produce and distribute the content of South Korea. The Company will be paid a licensing fee for the usage of any data that it has mapped. In addition, the Company will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive database. The data license is included in intangible assets and is being amortized over the two-year life of the license.
Intangible assets consisted of the following:

	Estimated	September 30,	December 31,
	Useful Life	2008	2007
		(unaudited)
Geolmmersive License Agreement	2 Years	$1,000,000	$—
Less: Accumulated amortization		(250,000)	—

		$750,000	$—

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

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
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
NOTE 6 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Total outstanding options and warrants to purchase 10.4 million and 6.1 million shares of common stock were outstanding at September 30, 2008 and December 31, 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period. No options or warrants were outstanding at September 30, 2007.
NOTE 7 — EQUITY
The Company offered up to 6,060,606 shares of common stock, at a purchase price of $1.65 per share, or up to an aggregate purchase price of $10,000,000, on a “best efforts” basis to selected qualified investors (the “Offering”). There was no minimum offering. This Offering was closed on May 12, 2008, and the Company raised $6,659,000 and issued 4,295,743 shares of common stock, including the $6,000,000 invested by Vision on March 28, 2008 (See below). The Company incurred $227,742 of issuance costs and issued 120,000 warrants at an exercise price of $1.54 per common share for services rendered. The proceeds of this Offering were delivered to the Company at multiple closings. The Company used the proceeds for working capital requirements, repayment of debt and purchased a data license.
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

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
Pursuant to a registration statement filed with the SEC that was declared effective on August 12, 2008, the Company sold 125,000 shares of its common stock at $2.00 per share. The offering to the public was a self-filing on a “best efforts” basis. On October 31, 2008, the Company filed a Post-Effective Amendment No. 1 to the Registration Statement to deregister the 4,875,000 shares of common stock of the Company remaining unsold under the Registration Statement issuable directly by the Company, and to terminate the offering under the Registration Statement effective as of October 31, 2008 with respect to such shares.
NOTE 8 — STOCK OPTIONS AND WARRANTS
Common Stock Options
The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock compensation expense — cost of revenue	$36,572	$—	$109,801	$—
Stock compensation expense — sales and marketing	75,933	—	217,795	—
Stock compensation expense — research and development	23,699	—	74,704	—
Stock compensation expense — general and administrative	194,970	—	590,510	—

Total stock compensation expense	$331,174	$—	$992,810	$—

The following table summarizes the stock option activity related to the Company’s plan (unaudited):

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding as of January 1, 2008	5,391,500	$0.63
Options granted	445,000	$1.09
Options exercised
Options forfeited	(143,333)	$0.60
Options cancelled

Options outstanding as of September 30, 2008	5,693,167	$0.67	9.23	$7,581,934

Options exercisable as of September 30, 2008	3,035,191	$0.64	9.19	$4,139,476

Options vested and expected to vest as of September 30, 2008	5,561,758	$0.67	9.26	$7,404,080

Options available for grant under the Plan as of September 30, 2008	1,756,833

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.60	4,448,167	9.2	$0.60	2,389,358	$0.60
$0.77	1,000,000	9.2	$0.77	645,833	$0.77
$1.40	170,000	9.7	$1.40	—	$—
$1.70	75,000	9.9	$1.70	—	$—

	5,693,167		$0.67	3,035,191	$0.64

At September 30, 2008, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2008 through 2011 related to unvested common stock options is approximately $2.7 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested common stock options, the

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
From time to time, the Company issues warrants to purchase shares of the Company’s common stock to non-employees for services rendered or to be rendered in the future and in conjunction with its equity offerings. Such warrants are issued outside of the Plan. A summary of the warrant activity in 2008 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Warrants outstanding as of January 1, 2008	697,639	$1.08
Warrants granted	4,016,103	1.61
Warrants exercised
Warrants forfeited
Warrants cancelled

Warrants outstanding and exercisable as of September 30, 2008	4,713,742	$1.53	4.53	$1,891,135

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
On June 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by December 2008.

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2008:

Beginning balance, January 1, 2008	$296,000
Charged to cost of revenues	314,462
Usage	(235,871)

Ending balance, September 30, 2008	$374,591

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
NOTE 10 — RELATED PARTY TRANSACTIONS
As of September 30, 2008, the Company advanced $28,902 to Graphion Technology USA LLC, (“Graphion”), to be used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand. During 2008, the Company purchased batteries and research and development parts from Graphion. During the nine months ended September 30, 2008, the Company purchased $590,635 of parts and had an outstanding accounts payable balance of $259,835 from Graphion. During the nine months ended September 30, 2007, the Company did not have any transactions with Graphion.
During the nine months ended September 30, 2008, the Company’s Chief Executive Officer advanced the Company $200,000 to be used for operating requirements and the Company repaid $819,990 of the majority stockholder’s payable.
On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders, due on December 31, 2008. The note is secured by all of the Company’s assets. In addition, the Company granted 697,639 of warrants exercisable at $1.08 per share of common stock. The Company recorded a discount of $485,897 related to the warrants and were calculated using the Black-Scholes option pricing model. The warrants will be amortized to interest expense over the one-year life of the note. There was no amortization of the warrants during 2007.
On March 31, 2008, the Company paid $2,000,000 to Immersive of which $1,000,000 was to pay down the note and $1,000,000 was to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database (see Note 4). During the nine months ended September 30, 2008, the Company expensed $119,672 in interest related to the note, of which $59,672 was paid.

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — Continued
During the nine months ended September 30, 2008, the Company amortized $425,161 of the discount related to the Immersive note. The balance of the discount on debt was $60,736 and $485,897 at September 30, 2008 and December 31, 2007, respectively.
During the nine months ended September 30, 2007, the Company accrued interest expense on all related party payables of $46,294 of which $0 was paid. The advances bear interest at 3.88% and are due upon demand.
NOTE 11- SUBSEQUENT EVENTS
In October 2008, the Company’s majority shareholder advanced $45,000 to the Company and in November 2008 was repaid $15,000.
On October 31, 2008, the Company filed a Post-Effective Amendment No. 1 to the Registration Statement to deregister the 4,875,000 shares of common stock of the Company remaining unsold under the Registration Statement issuable directly by the Company, and to terminate the offering under the Registration Statement effective as of October 31, 2008 with respect to such shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the amended Registration Statement on Form S-1 filed on August 6, 2008 and declared effective by the SEC on August 12, 2008.
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
On August 12, 2008, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchanges Commission (“SEC”) registering 24,065,940 shares of the Company’s common stock including 5,000,000 shares to be offered for sale to the public at $2.00 per share. The offering to the public is a self-filing on a “best efforts” basis. On October 31, 2008, the Company filed Post-Effective Amendment No. 1 to the Registration Statement to deregister the 4,875,000 shares of common stock of the Company’s remaining unsold shares under the Registration Statement issuable directly by the Company, and to terminate the offering under the Registration Statement effective as of the date of the Post-Effective Amendment No. 1 with respect to such shares.
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

Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at September 30, 2008, accumulated deficit amounted to $20,285,274. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least the end of 2008. The Company started selling its vehicles in 2007 and it has obtained equity financing, net of offering costs, in 2008 from third parties of $6,669,163 through September 30, 2008, and may raise additional debt and/or equity capital to finance future activities during 2009. As of October 31, 2008, the Company had $42,930 in cash and cash equivalents. The Company intends to raise additional debt or equity capital in order to generate cash required to continue as a going concern. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Concentration of Risk
As of September 30, 2008, one customer accounted for approximately 39% of total accounts receivable, one customer accounted for approximately 14% of total revenues and one vendor accounted for approximately 12% of total accounts payable. As of September 30, 2007, one customer accounted for approximately 24% of total accounts receivable, no customer accounted for more than 10% of total revenues and no vendor accounted for more than 10% of total accounts payable.
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
Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase 10.4 million and 6.1 million shares of common stock were outstanding at September 30, 2008 and December 31, 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period. No options or warrants were outstanding at September 30, 2007.
Commitments and Contingencies
On June 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The charges were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers

(revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by December 2008.
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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
The following table sets forth the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$2,234,939	$456,515	$5,647,734	$1,308,845
Cost of revenues	2,475,956	931,402	7,046,001	2,535,605

Gross loss	(241,017)	(474,887)	(1,398,267)	(1,226,760)

Operating Expenses:
Sales and marketing	669,861	335,557	1,657,060	1,074,130
Research and development	417,875	349,490	1,021,894	713,793
General and administrative	1,280,829	575,667	3,633,825	1,701,711

Total operating expenses	2,368,565	1,260,714	6,312,779	3,489,634

Loss from operations	(2,609,582)	(1,735,601)	(7,711,046)	(4,716,394)

Other income (expense):
Interest income	7,144	280	54,824	939
Other income (expense)	1,506	4,360	(31)	4,360
Interest expense	(94,251)	(15,003)	(550,191)	(47,898)

Total other expense, net	(85,601)	(10,363)	(495,398)	(42,599)

Loss before provision for income tax	(2,695,183)	(1,745,964)	(8,206,444)	(4,758,993)
Provision for income tax	—	—	(800)	(800)

Net loss	(2,695,183)	(1,745,964)	(8,207,244)	(4,759,793)

Other comprehensive loss:
Foreign currency translation income (loss)	(1,236)	255	(2,030)	195

Comprehensive loss	$(2,696,419)	$(1,745,709)	$(8,209,274)	$(4,759,598)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.20)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	43,443,732	34,646,150	41,987,614	34,510,568

     Revenues. Revenues are from sales of T3 personal mobility vehicles, power modules, chargers and related accessories. During the first quarter 2007, the Company initiated its sales strategy and began selling the product. The increase in revenue is attributable to the ramp up of the sales strategy and implementation of such strategy. Revenue increased $1,778,424, or 390%, to $2,234,939 for the three months ended September 30, 2008, compared to the same period of the prior year and increased $4,338,889 or 332%, to $5,647,734 for the nine months ended September 30, 2008, compared to the same period of the prior year. The increase in revenue for the three and nine months ended September 30, 2008, was attributable to the implementation of the sales and marketing strategy and the results of the T3 brand recognition.

     Cost of revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenues increased $1,544,554, or 166%, to $2,475,956 for the three months ended September 30, 2008, compared to the same period of the prior year and increased $4,510,396, or 178%, to $7,046,001 for the nine months ended September 30, 2008, compared to the same period of the prior year. The increase in cost of revenues was attributable to the increase in revenue, offset by the continued efforts to reduce materials and production costs. Further contributing to the increase was $78,000 related to the charger upgrade. The cost reduction strategy will continue as volume increases and the Company is able to achieve volume discounts on its materials along with production efficiencies.
     Gross loss. The gross loss was attributable to the initial sale of the T3 product and accessories in January 2007. As a result of the commencement of production, there were cost overruns and inefficiencies in the production process in 2008 and 2007. During 2008, management has continued to source lower product costs as well as production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross loss margin was (10.8%) and (24.8%), respectively, for the three and nine months ended September 30, 2008, compared to (104.0%) and (93.7%), respectively, for the three and nine months ended September 30, 2007.
     Sales and marketing expense. Sales and marketing increased by $334,304, or 100%, to $669,861 for the three months ended September 30, 2008, compared to the same period of the prior year and increased $582,930, or 54%, to $1,657,060 for the nine months ended September 30, 2008, compared to the same period of the prior year. The increase is attributable to the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the commencement of sales of the T3 product and accessories to customers in the first quarter of 2007.
     Research and development. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs related to research and development increased for the three and nine months ended September 30, 2008, compared to the same periods of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts.
     General and administrative. General and administrative expenses increased primarily due to increased wages from the addition of staff, increased depreciation and amortization, increased stock option expense and increased professional fees to support the public company filing requirements as well as infrastructure support to aid with the Company’s continued growth.
     Total other expense. Total other expenses increased primarily due to increased interest expense from the related party payables during the year and the debt discounts associated with such debt, offset in part by interest income generated from investing cash in interest bearing accounts during the year.
     Net Loss. Net loss for the three months ended September 30, 2008, was $(2,695,183), or $(0.06) per basic and diluted share compared to $(1,745,964), or $(0.05) per basic and diluted share, for the same period of the prior year. Net loss for the nine months ended September 30, 2008, was $(8,207,244), or $(0.20) per basic and diluted share compared to $(4,759,793), or $(0.14) per basic and diluted share, for the same period of the prior year.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. The Company will continue to raise equity and/or secure additional debt to meet its working capital requirements. For the year ended December 31, 2007, the Company’s independent registered public accounting firm noted in its report that the Company has incurred losses from operations and have an accumulated deficit of approximately $12.1 million as of December 31, 2007, and $20.3 million as of September 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management believes that its current source of funds and current liquid assets will allow it to continue as a going concern through at least the end of 2008. The Company started selling its vehicles in 2007 and has obtained equity financing from third parties of $6,669,163, net of offering costs, in 2008, and will raise additional debt and/or equity capital to finance future activities through 2009. In light of these plans, management is confident in the Company’s ability to continue as a going concern. The Company intends to raise additional debt or equity in order to generate cash required to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Until Management achieves its cost reduction strategy over the next year, the Company will require additional capital to meet its working capital requirements, research and development and capital requirements. The Company will continue to raise additional equity and/or financing to meet its working capital requirements.
As of September 30, 2008, cash and cash equivalents were $174,839, or 2.4% of total assets compared to $4,932,272, or 64.7% of total assets as of December 31, 2007. The decrease in cash and cash equivalents during the nine months ended September 30, 2008 was primarily attributable to increase of net cash used in operating and investing activities offset in part by equity financing from sale of stock.
Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
Net cash used in operating activities was $7,723,358 for the nine months ended September 30, 2008 compared with $4,986,860 for the same period of the prior year. The increase of net cash used in operating activities for the nine months ended September 30, 2008, was mainly due to increased costs associated with public company filing requirements, increased staffing to support the business infrastructure and increased costs of revenue offset in part by the cost reduction strategy.
Net cash used in investing activities was $2,081,218 for the nine months ended September 30, 2008, compared to $544,959 for the same period of the prior year. The increase of net cash used in investing activities during the nine months ended September 30, 2008, was mainly due to the purchase of a data license and deposits on fixed assets.
Net cash provided by financing activities was $5,049,173 for the nine months ended September 30, 2008, compared to $5,594,583 for the same period of the prior year. The increase in net cash was primarily due to equity financing from sale of stock in 2008, offset in part by repayment of related party loans/advances.
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
     Interest Rates. Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2008 and December 31, 2007, the Company had $174,839 and $4,932,272, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.
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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
Changes in Internal Control over Financial Reporting
The following change in our internal control over financial reporting was completed during the quarter ended September 30, 2008, and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
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
We have also initiated the following corrective actions, which management believes are reasonably likely to materially affect our controls and procedures as they are designed to remediate the material weaknesses as described above:
•	We are in the process of further enhancing, our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing, the supervisory procedures that will include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	We are in the process of converting our accounting software platform to a platform that has inherent controls to assist with the increase of controls and reviews.
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
     Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2007 that we have incurred recurring losses from operations and have an accumulated deficit of approximately $12.1 million as of December 31, 2007. Our accumulated deficit as of September 30, 2008 was approximately $20.3 million. These factors among others raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $2.6 million for the three month period ended September 30, 2008, $7.7 million for the nine month period ended September 30, 2008, $8.6 million for the year ended December 31, 2007 and $3.5 million for the period from March 16, 2006 (date of inception) to December 31, 2006.
     As of September 30, 2008, we had $0.2 million in cash on hand to use for working capital, regulatory filing requirements, research and development and capital requirements. We have also incurred legal, accounting and other costs associated with being a public company since our registration statement on Form S-1 was declared effective in August 2008. For the nine months ended September 30, 2008, we used $7.7 million in cash for operating activities and $2.1 million in cash for investing activities. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, research and development and capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements. Management believes that the achievement of our cost reduction strategy in 2009, will allow us to meet our working capital requirements with our cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.
     Management believes that its current sources of funds and current liquid assets will allow us to continue as a going concern through at least the end of 2008. We started selling our vehicles in 2007 and we have obtained equity financing from third parties of $6.75 net of offering costs, through September 30, 2008 and will raise additional debt and/or equity capital to finance future activities through 2009. In light of these plans, management is confident in our ability to continue as a going concern. Despite management’s confidence, our significant recurring losses to date raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future. If we fail as a going concern, our shares of common stock will hold little or no value.
Further deteriorating economic conditions will have a material adverse effect on our operations.
          The recent global and U.S. economic downturn will have material adverse effects in our business. It affects our customers. We generate our revenues from the sale of T3 vehicles to businesses and government agencies that make capital investments when purchasing our products. Their purchasing power is affected by general and local economic conditions, changes in interest rates, lending standards and other factors. For example, the budget shortfalls affecting many states and municipalities may affect their ability to purchase our products. This economic downturn could also result in increased raw material and supplier costs. Finally, it may affect our ability to raise funds through debt or equity financings at reasonable rates, if at all, as investors have shown reluctance to purchase securities during this turbulent economic climate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
   None
Item 3. Defaults Upon Senior Securities.
   None
Item 4. Submission of Matters to a Vote of Security Holders.
   None
Item 5. Other Information.
   None
Item 6. Exhibits.
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

3.2	Bylaws of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

3.2	Bylaws of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.