Form 10-K
period 2008-12-31
T3 Motion, Inc.
filed 2009-03-31
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-150888
T3 Motion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4987549

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Airway Ave., Suite A
Costa Mesa, California	92626

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (714) 619-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
At June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as a public market for the registrant’s common stock did not exist at that time, and the common stock is not currently listed, traded, or quoted on any national or regional stock exchange, market, or quotation system.
Number of shares of common stock outstanding as of March 25, 2009: 44,563,460.

i

FORWARD-LOOKING STATEMENTS AND CERTAIN TERMINOLOGY
This annual report on Form 10-K contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publically release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

In this document, the words “we,” “our,” “ours,” “us,” “it,” “T3 Motion” and the “Company” refer to T3 Motion, Inc. and our subsidiary, T3 Motion, Ltd.

PART I
ITEM 1. BUSINESS
Overview
T3 Motion, Inc. was incorporated in the State of Delaware on March 16, 2006. We are principally engaged in the design, manufacturing and marketing of personal mobility vehicles powered by electric motors.

Our initial product is the T3 Series, a electric stand-up vehicle (“ESV”) designed specifically for public and private security personnel that is powered by a quiet zero-gas emission electric motor. After three years of development, we delivered to market the first T3 Series vehicles in early 2007. We plan to introduce a series of product variants based on the initial T3 Series vehicle and the modularity of the sub-systems we have created.

The T3 Series vehicle design has been highly recognized for professional-based applications. Its iconic look has garnered international acclaim including the Innovation Award for Best Vehicle at the 2007 International Association of Chiefs of Police (IACP) Convention in New Orleans, Louisiana. Additionally, the T3 Series was honored at the International Spark Design Awards in Pasadena, California, in 2007. The T3 Series has been featured on local, national and international television and print media being deployed by professionals from law enforcement and private security demonstrating the command presence coupled with the vehicle’s approachability by the public. In addition to being an effective performance-based patrol vehicle, it aids in public relations by enabling two-way conversations between the professional operator and the general public. This unique dynamic allows officers and personnel to more effectively fulfill Community-Oriented Policing (“COPS”) initiatives that have become prevalent since 9/11.

The Company is headquartered in Costa Mesa, California and has a sales office in the United Kingdom. We have sales distributors in South Korea, the Middle East and the People’s Republic of China.
History and Development of the Company
We have assembled a veteran management team with extensive production and branding experience headquartered in Costa Mesa, California. Within three years, this team, with more than 50 years of combined experience in production, electrical motor applications and product branding experience, developed working prototypes of the T3 Series ESV. By early 2007, we launched our first ESV, the T3 Series.
In late 2008, we launched the CT micro car, an electric neighborhood electric vehicle (“NEV”). We partnered with CT&T to co-brand and develop the CT micro car. CT&T will continue to produce the CT, while we will be the exclusive reseller and distributor in its existing market space. We are accepting orders for delivery of the CT in third quarter 2009.
Concurrently, management is focusing on the manufacturing process to continue to reduce production costs. Management also continues to implement the sales and marketing strategy to ensure the delivery of a quality low-cost product into the market place. In 2008, we raised $6.7 million in equity capital (net of offering costs), added executives to our board of directors and management team and expanded into the government and military sectors.
Corporate Background
Vision Financing
On December 30, 2008, the Company sold $2.2 million in debentures and warrants through a private placement to Vision Opportunity Master Fund, Ltd, one of our shareholders, (“Vision”) pursuant to a Securities Purchase Agreement (“Purchase Agreement”). We issued to Vision, 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $2,200,000. The Debentures are secured by assets of the Company. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10.0% per annum. The maturity date is December 30, 2009. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. At any time after the 90th calendar day following the issue date, the Debentures are convertible into shares of our common stock at a conversion price of $1.65 per share, subject to adjustment, including reduction to the lesser of the then effective conversion price and $1.54 per share in the event that we fail to consummate an equity financing of at least $6,000,000 in net cash proceeds by March 30, 2009.
The Purchase Agreement provides that from December 30, 2008 to the date that the Debentures are no longer outstanding, if we or our sole subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.65 per share. Vision is obligated to elect the Exchange if all of the following conditions are met: (i) the Subsequent Financing is consummated by March 31, 2009; (ii) the Subsequent Financing is in the form of convertible preferred stock of the Company, (iii) the Subsequent Financing is for gross proceeds of at least $6,000,000; and (iv) the Subsequent Financing includes at least 100% warrant coverage. On March 30, 2009, Vision granted us a 30-day extension until April 30, 2009, on the above terms.
The Purchase Agreement further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by Vision will be reduced to $1.65 per share. We granted Vision 1,298,701 Series B Common Stock Purchase Warrants and 1,298,701, Series C Common Stock Purchase Warrants in March 2008. Vision received Series D Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate 666,666 shares of our common stock at an exercise price of $2.00 per share. The Warrants have a term of five years after the issue date of December 30, 2008.
The Subsidiary entered into a Subsidiary Guarantee (the “Guarantee”) for the benefit of the Vision dated December 30, 2008 to guarantee to Vision the obligations due under the Debentures.
Lock-Up Agreement
In connection with the Vision Financing under the Lock-Up Agreement, Ki Nam, our Chief Executive Officer and Chairman of the Board of Directors of the Company, agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of Vision, any common stock or options to purchase common stock of the Company for a period of 12 months and for the next 18 months, will only be able to sell 1/12th of his shares in any given month.

The descriptions of the Purchase Agreement, Debentures, Subscription Agreement, Warrants, Subsidiary Guarantee, and Lock-Up Agreement are qualified in their entirety by the contents of such agreements, which are attached to the Current Report on Form 8-K dated January 12, 2009 as Exhibits 2.1, 2.2, 2.3, 10.1, 10.2, 10.3, 10.4 and 10.8, respectively, and are incorporated herein by reference.
Market and Industry Overview
The personal mobility market has experienced growth in the past several years. Personal transportation in the United States has become a necessity with law enforcement and government agencies, university campuses, airports, shopping malls, events/promotions, military/government, and industrial areas. Similar needs exist in the Middle East, Europe, Asia, and Latin America.
Adding to the substantial market for security in the post-9/11 world, increasing awareness of global warming is creating a rapidly growing market for clean technologies. As a zero-gas emissions electric vehicle, the T3 Series is positioned to take advantage of this trend.
The increase in homeland security spending since 9/11 has been substantial. The Department of Homeland Security Grant Program is scheduled to award $1.7 billion to municipalities for equipment acquisition and emergency preparedness in 2009. We have an opportunity to capture a substantial portion of this market created by police department purchases of police cars, associated upgrades, bicycles and other security equipment purchased with funds from the U.S. Department of Homeland Security (“DHS”).
Below is the list of specific markets that we believe will continue to experience growth and intends to serve.
     Law Enforcement. As police and sheriff’s departments nationwide continue to deploy more law enforcement personnel, T3 Motion will continue to focus on serving this market. According to the U.S. Bureau of Justice, as of September 2004, there were 1,076,897 full-time state and local law enforcement personnel. This is an increase of 5.6% from 2000.
     College and University Campuses. According to the U.S. Census Bureau, Statistics Abstract of the United States: 2002 (No. 257. Higher Education-Summary: 1970 to 1999), there were more than 4,000 higher education institutions in the United States in 1999.
     High Schools. According to the National Center for Educational Statistics: 2005, there are over 18,000 public high schools in the U.S. According to the 2004 National School Resource Officers Survey, school crimes, violence and safety offenses remain significant issues affecting our education system.

     Military and Government Agencies. According to Global Research, July 2007, there are 6,000 military bases and/or military warehouses. At least 1,000 are believed to be bases and/ or military installations of which 700 to 800 are located worldwide that the U.S. operates or controls. With total military personnel deployed in the U.S. and U.S. overseas territories of about 1.4 million, the need to provide security and other activities, including the need to move people within large areas is significant. The DHS devotes a significant number of personnel to border and transportation security, emergency preparedness, science and technology and information analysis and management. DHS uses the T3 Series in the inspection of cargo at industrial plants and airports, including the Los Angeles International Airport and the Long Beach Port.
     Airports. According to the U.S. Department of Transportation, in 2003 there were 19,581 airports in the U.S. Of these, there were 5,286 public use airports, 14,295 private use airports and there were 628 certified airports (certified airports serve air-carriers operations with aircraft seating more than 30 passengers). The T3 Series is used for security and by airport personnel both inside and outside the terminal buildings at airports. In addition, we anticipate the need for the T3 Series for ground crew, airline personnel and customer service staff.
     Port Security. In the post-9/11 era, according to the DHS, February 2006 press release, funding for port security has increased more than 700%. The DHS spent over $1.6 billion in 2005 for port security. Additionally, in 2006, the DHS allocated over $168 million for the Port Security Grant Program and, in 2007, it was over $202 million with an additional $110 million in supplemental funding.
     Private Security Companies. According to the National Association of Security Companies (NASCO) 2006 Private Security Fact Sheet, private security contracting is an approximately $13 billion industry in the U.S. with 11,000 to 15,000 companies employing 1.2 million contract security officers. Contract security officers are increasingly protecting military bases and installations across the country and around the world, and are required to be first responders to any incident. The President’s National Strategy for Homeland Security estimates that these private security officers protect 85% of the country’s infrastructure, which, according to the NASCO, makes private security companies a top funding priority for the federal government.
     Manufacturing and Industrial Firms. According to the 2005 U.S. Census Bureau report there are 333,460 manufacturing establishments in the U.S. with 115,715 establishments that have more than 100 employees. We believe that the need for transportation of people, parts, or products within or around these establishments is an ideal application for the T3 Series. Currently we believe that maintenance and warehousing personnel use golf carts and bicycles. Most large manufacturing and industrial facilities use utility vehicles, golf carts and bicycles for transportation, maintenance and warehousing. We expect some of these vehicles could be replaced with our products.
     Shopping Malls and Parking Patrol. According to the CoStar National Research Bureau Shopping Center Database and Statistical Model 2005, there are approximately 48,000 shopping malls in the U.S. covering more than six billion square feet of space. The malls are patrolled by private security companies. In addition to malls, there are numerous parking structures throughout the U.S. that are regularly patrolled.
The T3 Motion, Inc. Product Line
T3 Series ESV
The T3 Series is a three-wheel, front wheel drive, stand-up, electric personal mobility vehicle with a zero-gas emission electric motor. The T3 Series has hydraulic disk brakes on both rear wheels that are matched with 17-inch low profile motorcycle tires for long treadwear and demanding performance. The vehicle is equipped with an LCD control panel display and utilizes high intensity LED lighting for its vertically adjustable headlights and taillights. It also features emergency lights, as well as a siren on the law enforcement model. The T3 Series enables the operator to respond rapidly to calls with low physical exertion. The elevated riding platform allows 360 degrees visibility while the ergonomic riding position reduces fatigue. The T3 Series’ zero degree turning radius makes it highly maneuverable. The T3 Series comes standard with a lockable storage compartment for equipment and supplies. An image of the T3 Series vehicle is shown below:

Power Modules
The T3 Series has replaceable power modules that allow continuous vehicle operation without recharging downtime. The T3 Series offers a variety of battery technology options in its power modules. The power modules and charger can be sold separately from the vehicle allowing different pricing models and leasing options.
Accessories
An optional external storage pack allows the operator to carry additional items on the vehicle. Available accessories include an external shotgun mount, a fitted vehicle cover and a multi-function trailer option. Additional accessories are currently being designed and field tested.
Camera System
We are a certified re-seller of Immersive Media Corp.’s various security camera models. These camera system offer the option of up to a 360 degree view of the areas patrolled. They also offer the option of GPS positioning, real-time surveillance or DVR recording options.
Data License
Through our data license agreement with Immersive Media Corp., T3 Motion can offer the ability to map with the option of GPS coordinating, any area, building or complex using the Immersive camera system. This data can be used as follows:
•	EMS/Disaster Planning — The ability to provide an interactive map for EMS use to understand and secure the area that has been breached.

•	Local Security — The ability to have an interactive map of all areas patrolled (including secure areas) for internal training and security.

•	Advertising — The data can be used to provide interactive tours of any area along with the ability to place or sell advertising in the mapped areas.

CT Series
The CT Series Micro Car (L.S.V./N.E.V.), is a four-wheel electric car. Using the market penetration driven by the successful introduction of the T3 Series professional mobility vehicles, We plan to use existing and developed sales channels in the law enforcement, security, government, and military sectors. We are re-designing, branding, marketing and distributing the CT Series to increase market share, to create additional lines of products and expand overall brand awareness through our exclusive distribution agreement with manufacturing partner CT&T. The distribution agreement, dated November 24, 2008, gives us the exclusive territories of North America and the exclusive professional markets of all U.S. government, law enforcement and security markets. The distribution agreement has a three-year term with automatic one-year renewals unless terminated 90 days prior to the end of any term. An image of the CT Series vehicle is shown below:
Future Products
We plan to introduce a series of product variants based on the initial T3 Series and CT Series vehicles and the modularity of the sub-systems we have created. While both the initial T3 Series and the CT Series vehicles are targeted at law enforcement, security and enterprise markets, we intend to expand our base of T3 Series and CT Series vehicle variants by utilizing the modularity of the sub-systems to configure vehicles for specific market uses such as delivery services, personnel transport and personal mobility. As with all new developmental products, we cannot guarantee that the products will make it to market and if released to market, whether they will be successful. Following are the products currently in development:
The CT3 commuter vehicle is the newest product in development. The CT3 commuter vehicle is a front-wheel drive, three-wheeled electric vehicle targeted for general consumer personal transportation applications. The CT3 commuter vehicle is expected to be released for the market in 2011.
We also plan to leverage the modularity of the T3 Series system to enter the international market with the T3i Series, a scaled down version of the professional T3 Series.
Growth Strategies and Marketing
Growth Strategies
The core value of our brand and mission is to become the leader in enabling efficient, clean, personal, professional mobility electric stand-up vehicles and to continue providing products that are economical, functional, safe, dependable and meet the needs of the professional end user. We believe we have an experienced management team with extensive experience in product design, development, innovation, operations, sales and marketing to execute the following growth strategies:

•	Increase our leading presence in law enforcement. We intend to continue to build on its reputation as the ESV of choice by aggressively marketing towards the law enforcement community through trade shows and direct and indirect sales. We have identified the key accounts within our core market segments of law enforcement, government and security/private industry that will achieve our primary sales goals and objectives, including driving key regional market penetration, product recognition and brand presence.

•	Capitalize on broader security opportunities. Our success in the law enforcement market has had a viral effect and led to significant inbound demand for the T3 Series from other security markets, which hold equal, if not greater, potential. These markets include airports, events/promotions, government/military, shopping malls and university campuses. We believe we will generate significant interest in these markets with potentially significant orders over the next 12 to 24 months.

•	Expand the T3 Series product line to address broader enterprise markets. We intend to leverage the modularity of our sub-systems to configure additional vehicles that address the needs of the broader enterprise markets. These needs include delivery services, personnel transportation and personal mobility.

•	Leverage brand into the consumer market. As we extend our leading position in the law enforcement and security markets and continue to develop our brand name and reputation, we intend to leverage our strong brand to enter the consumer market for personal transportation. We have a robust product roadmap of consumer-focused vehicles that will utilize the same low-cost, high-quality component sourcing and sub-assembly.
In order to meet our growth objectives, we are taking the following measures:
•	Building a strong brand in our strategic market. During 2007 and 2008, we have successfully built strong brand awareness within our strategic market of law enforcement. As a result, we sold and shipped over 1,000 vehicles and have garnered interest from numerous customers for larger orders. Our brand strength and value is evidenced by increasing numbers of repeat orders in 2008 by law enforcement customers and the large volume orders from new customers. Our success has led to interest from new emerging markets such as emergency medical services, the correctional industry, utility/maintenance applications and high-profile/high-visibility national security accounts. By following our strategy, management believes we will see continued success in both our core strategic market (nationally and internationally) and emerging markets.

•	Grow our partnering relationships with key security companies. Currently, we have built relationships with national private security providers. In order to see continued success, we have marketed the T3 Series as an integrated security solution. This internal sales strategy has positioned our T3 Series as a premier solution due to its economical and environmentally-friendly benefits. In particular, it has led to additional trials of our T3 Series products with customers of these security providers. This strategy has lead to additional market penetration within the markets for property management, entertainment/sporting venues, retail department store chains and high-profile venues.

•	Expand our distributors and manufacturing representatives nationwide. We have structured our distributors and manufacturing representatives’ base into six geographic regions within the United States as well as Canada, Middle East and Mexico. Our sales force has a comprehensive qualification process that identified the top performing representative firms. Subsequently, we have put under contract the leading representative companies and distribution companies nationwide.
•	Expand our marketing and sales efforts globally. We have positioned global sales offices in five geographic locations (US, Korea, China, Middle East and Europe). Included in our global expansion plans, we are developing service solutions for each geographic region to maintain our level of customer service.

•	Expand our products. We intend to continue adding custom and standard accessories to our T3 Series such as firearm/rifle mounts, trailer, license plate identification system, vehicle camera, helmets, clothing, first aid kits, emergency response kits, mirrors, lighting, etc.

•	Leveraging T3 Brand. We plan to continue leveraging the strength of our brand and distribution channels to increase revenue opportunities and offer related products such as license plate recognition, global position tracking (commonly known as “GPS”), asset tracking, defibrillators, ballistic shields, tires, trailers and other related products.

•	Increase our presence in high profile venues. Our product has been present in some high profile venues such as the 2008 and 2007 Super Bowl, the 2008 Daytona 500 and the 2008 NBA finals. We plan to continue to target high profile venues in order to increase our brand awareness.

•	Increase residual income on current customer base. We will offer additional services and products to our growing customer base such as extended warranties and service contracts for our products after warranty periods have expired.

•	Service. During the 2009 calendar year, we plan to roll out our third party service program, whereby our customers will be able to take their vehicles to any of the authorized service locations for warranty and non-warranty service. The program will provide an efficient and cost effective way for customers to keep their vehicles running in their optimum condition.

Marketing and Distribution
We market and sell our products through our direct sales force located at our headquarters in Costa Mesa, California. In 2007, our marketing and sales targets were focused primarily on opportunities in the Western, Central and Eastern United States. In 2008, we will begin expanding our markets globally into Europe, Asia and the Middle East. In March 2009, we entered into an exclusive distribution agreement with Spear Distribution Ltd. to act as our distributor in the Middle East. We have agreements with numerous U.S. regional distributors and manufacturing representative companies, adding substantially to our direct sales force. We also attend and provide exhibits at two trade shows per geographic market per year and advertise quarterly in trade journals.

Early high profile and priority sales were made by initiating field trials that typically utilized one or two vehicles and lasted from one to two weeks. These field trials usually lead to initial product orders within 60 to 90 days. We benefit from sales on both regional outreach and a referral basis, which has a significant multiplicative effect on sales. Additionally, private security organizations are now placing significant orders based on the endorsement of the law enforcement community. Typical initial orders have ranged in size from a single unit to ten units and, for larger customers, have led to larger subsequent orders within three to six months. Our marketing efforts and the interest our products have generated have led to numerous media pieces on a regional, national and international scale, ranging from news articles to television spots on television networks such as ABC, CBS, Fox, NBC, CNN, the BBC, Sky News and other local television stations.

We have a procedure for establishing distribution channels for each geographic region. Among other things, distributors should have sales experience to law enforcement agencies and security providers. Each distributor must have service capability for the T3 Series.
Sources and Availability of Raw Materials; Principal Suppliers
Today over 70% of our suppliers are local suppliers who provide products and services to low volume early stage development companies. As the vehicle design has become stable and sales volumes have increased significantly, we have begun our transition to incorporate a global supply chain. We have made significant progress in establishing relationships with suppliers who service volume production stage companies. In addition, investments are being made in production tooling that will yield consistent high quality and lower cost parts designed to our specifications. We plan to implement our multi-source supply chain strategy in working directly with established factories within the automotive and motorcycle industry. The supply chain will include materials sourcing and subassembly operations from sources in China, South Korea and Mexico. These components will be shipped to our operations facility in Costa Mesa, California for final assembly, test, inspection, and shipments to our customers. We will continue expand this multiple source supplier base by the end of 2009 to will allow us to utilize both current US based suppliers and newly acquired global suppliers to reduce the risks of our existing single sourced components and reduce product costs.
Operating and Manufacturing Strategy
Our management and engineering teams have extensive experience working with top-tier off-shore manufacturers. In fact, this collective team has successfully launched over 150 complex RF products in the past seven years using off-shore manufacturers.
Given their expertise in this area they have become acutely aware of the advantages of partnering with reputable suppliers to immediately leverage manufacturing practices at minimal cost. Our staff continuously seeks out new qualified suppliers and evaluates them for the maximum benefit that can be quickly realized. All suppliers must have a well established history of supplying quality products within their respective industries so that we can immediately benefit from multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.
Competition
There are over eight leading companies engaged in personal mobility vehicle design, manufacturing and marketing including, without limitation, Segway, American Chariot, California Motors-Ride Vehicles and Gorilla Vehicles, to name a few.
Some of our competitors are larger than we are and may have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources. These competitors may also be able to respond rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with products that may provide additional features or that may be introduced earlier than our products.
We attempt to differentiate ourselves from our competitors by working to provide superior customer service and developing products with appealing functions targeted to our core markets of professional end users in law enforcement and private security.
We value our customer input as we are a customer-driven company. Entering into any negotiation we follow a fundamental approach using one of three core customer interests:

•	We evaluate the available budget from the customer, building the value of the product rather than price. For example, one packaged T3 Series is able to fulfill the client’s needs for a multi-shift deployment related to competing products.

•	We maintain a manufacturing process that holds lead times to a 4-6 weeks timeframe.

•	We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.
Intellectual Property
     The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Description
Trademark		United States Patent and Trademark Office	Logo, brand name used on our products
Trademark		United States Patent and Trademark Office	Logo, brand name used on our products
Trademark	“ENABLING PERSONAL MOBILITY”	United States Patent and Trademark Office	Logo, brand name used on our products
We also have a patent license agreement from Evolutionary Electric Vehicles to us granting a perpetual, fully paid, transferable exclusive license to make, have made, use, improve and sell an over 10 Horsepower Brushless DC Motor for Traction (U.S. Patent #4,882,524) with respect to products in the world. This patent covers a motor technology that we plan on fully developing and using in our products. Currently, we do not use the motors covered by this patent; however, this patented technology will be utilized in future motors that we intend to use on future products. It is still too early in the developmental phase to determine when the motor technology and products will be available for the market.
On March 21, 2008, we filed a United States Patent Application for Batteries and Battery Monitoring and Charging System. The intellectual property covered in this multi-claim patent is our proprietary power management system that is currently used on all T3 Series products.
On September 17, 2008, we filed a United States Patent Application for the Battery Powered Vehicle Control Systems and Methods. The intellectual property covered in this multi-claim patent is our proprietary control system that is currently used on all T3 Series products.
On March 31, 2008, we purchased a license to resell data in the Immersive Media Corp. mapping database. We were granted the right to map and, in partnership with Immersive Media Corp., will produce and distribute the mapped content of South Korea with the opportunity to continue into Asia Pacific. We anticipate that Asia Pacific will be an emerging market for this technology, as the geographic area is advanced in their requirements for viewing live, interactive data. We will be paid a licensing fee for the usage of any data that it has mapped and will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive Media Corp. database. On March 16, 2009, we revised the terms of the agreement to revise the start of the two-year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract.
Government Approvals and Regulation
On September 17, 2008, T3 Motion completed and passed its third party lab testing to obtain its CE certification for the T3i Series product, battery, and charging system. CE is the governing regulatory body and standard for electrical products meant to be exported to the European Union, Africa, Australia, Middle East and other foreign countries.
•	The T3i Series product has passed EMC testing for EN6100-6-1 and EN61000-6-3

•	Batteries and chargers were found to be technically compliant with the EN55022, EN61000-3-2, EN61000-3-3, and EN55024 requirements.

Employees
As of March 24, 2009, we have a total of 68 employees, all of which are full-time employees. We have not experienced a work stoppage. Management believes that our relations with our employees are good.
Corporate Information
Our principal executive office is located at 2990 Airway Avenue, Suite A, Costa Mesa, California 92626 and our telephone number is (714) 619-3600. Our website is www.T3motion.com. Information provided on our website, however, is not part of this report and is not incorporated herein.
ITEM 1A. RISK FACTORS
Risks Related to Our Company and Our Industry
Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.
We have a limited operating history. We developed our first personal mobility product in late 2006. Our limited operating history and the unpredictability of our industry make it difficult to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.
The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and all delays frequently encountered in connection with the formation of a new business, the commencement of operations and the competitive environment in which we intend to operate. Our ability to implement our business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business or make a profit.
As a recently formed corporation, we have had very limited operations to date and expect to incur losses in the near future. We may require additional financing to sustain our operations and without it we may not be able to continue our operations.
We are a newly formed corporation and, as such, we have little revenue and anticipate that we will continue to incur losses and negative cash flow for the foreseeable future. Since we recently commenced operations, we may not foresee all developments and problems that may occur and the amount of time and capital required to become profitable and cash flow positive. We may need additional funds to continue our operations, and such additional funds may not be available when required, or that such funding, if available, will be obtained on terms favorable to or affordable by us.
To date, we have financed our operations through equity and debt financing. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business. Should this occur, the value of our common stock could be adversely affected.
If we are unable to continue as a going concern, our securities will have little or no value.
Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2008, that we have incurred recurring losses from operations and have an accumulated deficit and working capital deficit of approximately $24.4 million and $0.6 million, respectively, as of December 31, 2008. These factors among others raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $11.6 million and $8.5 million for the years ended December 31, 2008 and 2007, respectively, and $3.5 million for the period from March 16, 2006 (date of inception) to December 31, 2006.
As of December 31, 2008, we had $1.7 million in cash and cash equivalents to use for working capital, regulatory filing requirements, debt service, research and development and capital requirements. We will incur legal, accounting and other costs associated with being a public company. We used $8.8 million, $6.7 million and $3.2 million in cash for operating activities for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006, respectively. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement our cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements. Management believes that the achievement of our cost reduction strategy in 2009, will allow us to meet our working capital requirements with our cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.

Management believes that our current sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2009. We started selling our vehicles in 2007 and we have obtained equity financing from third parties of approximately $6.7 million, net of offering costs, and received proceeds from related-party notes of $2,200,000 during 2008 and plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in our ability to continue as a going concern. Despite such confidence, our significant recurring losses to date raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future. If we fail as a going concern, our shares of common stock will hold little or no value.
Adverse conditions in the global economy and disruption in financial markets could impair our revenues.
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have impaired our ability to access credit markets and finance operations already. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We are impacted by these economic developments, both domestically and globally, in that the current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. These economic conditions may negatively impact us as some of our customers defer purchasing decisions, thereby lengthening our sales cycles. In addition, certain of our customers’ budgets may be constrained and they may be unable to purchase our products at the same level. Our customers’ ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in us not meeting our revenue objectives, our operating results and financial condition could be adversely affected.
Our markets are highly competitive, and if we are unable to compete effectively, we will be adversely affected.
The industries in which we operate include competitors who are larger, better financed and better known than we are and may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. If we are unable to differentiate our products from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can.
Our failure to further refine our technology and develop and introduce new personal mobility products could render our products uncompetitive or obsolete, and reduce our sales and market share.
The personal mobility industry is characterized by rapid increases in the diversity and complexity of technologies, products and services. We will need to invest significant financial resources in research and development to keep pace with technological advances in the personal mobility industry, evolving industry standards and changing customer requirements. However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not reap corresponding benefits. A variety of competing personal mobility technologies that other companies may develop could prove to be more cost-effective and have better performance than our products. Therefore, our development efforts may be rendered obsolete by the technological advances of others. Our failure to further refine our technology and develop and introduce new personal mobility products could render our products uncompetitive or obsolete, and result in a decline in our market share and revenue.
We face risks associated with the marketing, distribution and sale of our personal mobility products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

We have plans to expand our marketing, distribution, and sales efforts to the European, Asian, and Middle Eastern markets. This exposes us to a number of risks, including:
•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products; and

•	inability to obtain, maintain or enforce intellectual property rights.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.
Our future success depends substantially on the continued services of our executive officers, especially Ki Nam, our Chief Executive Officer and the Chairman of our Board of Directors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.
The products we sell are inherently risky and could give rise to product liability, product warranty claims and other loss contingencies, which could adversely affect our business and financial results.
The products that we manufacture are typically used in situations that may involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury. Given this potential risk of injury, proper maintenance of our products is critical.
While our products are rigorously tested for quality, our products nevertheless may fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty. Customers may sue us if any of our products sold to them injure the user. Liability claims could require us to spend significant time and money in litigation and pay significant damages. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a substantial, adverse effect on our business and financial results. In addition, although we currently have product liability insurance, the amount of damages awarded against us in such a lawsuit may exceed the policy limits of such insurance. Further, in some cases, product redesigns and/or rework may be required to correct a defect and such occurrences could adversely impact future business with affected customers. Our business, financial condition, results of operations and liquidity could be materially and adversely affected by any unexpected significant warranty costs.
Our prospects for sales growth and profitability will be adversely affected if we have product replacement issues, or if we otherwise fail to maintain product quality and product performance at an acceptable cost.
We will be able to expand our net sales and to achieve, sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. In recent periods, we have occasionally had to replace components of existing products. For instance we are voluntarily replacing external chargers due to the fact that the chargers could fail over time. This may adversely affect our reputation with potential customers. We have increased our warranty reserve accordingly. Because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, our ultimate losses may exceed our warranty reserve. Future increases to the warranty reserve would have an adverse effect on our profitability in the periods in which we make such increases. Additional product replacement issues could materially affect our business as it could increase cost of sales as a result of increased warranty service costs, reduce customer confidence on our products, reduce sales revenue, or increase product liability claims.
The failure to achieve acceptable manufacturing yields could adversely affect our business.
We may have difficulty achieving acceptable yields in the manufacture of our products which could lead to higher costs, a loss of customers or delay in market acceptance of our products. Slight impurities or defects can cause significant difficulties, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. Yields below our target levels can negatively impact our gross profit.
From time to time we engage in related party transactions. There are no assurances that these transactions are fair to our company.
From time to time we enter into transactions with related parties which include the purchase from or sale to of products and services from related parties, and advancing these related parties significant sums as prepayments for future goods or services and working capital, among other transactions. We have in place policies and procedures which require the pre-approval of loans between these related parties. Notwithstanding these policies, we cannot assure you that in every instance the terms of the transactions with these various related parties are on terms as fair as we might receive from or extend to third parties. In addition, related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely affect our business and our stock price.
We are dependent on a few single sourced third party manufacturers. Any interruption in our relationships with these parties may adversely affect our business.

Most components used in our products are purchased from outside sources. Certain components are purchased from single sourced suppliers. These single source suppliers provide components used on our products and include domestic suppliers such as American Made, Performance Composites, Imperial Electric and Santa Fe Mold. These suppliers provide the frame, fiberglass body, electric motor, and various small plastic parts, respectively. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Such delays could have a material adverse effect on our business, operating results and financial condition.
Our dependence on third party suppliers for key components of our devices could delay shipment of our products and reduce our sales.
We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of batteries and battery components and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products and failure to find a suitable alternate supplier in a timely manner could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
Many of our customers have fluctuating budgets, which may cause substantial fluctuations in our results of operations.
Customers for our products include, and may include in the future, federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity.
Our resources may be insufficient to manage the demands imposed by our growth.
We have rapidly expanded our operations, and this growth has placed significant demands on our management, administrative, operating and financial resources. The continued growth of our customer base and the geographic markets served can be expected to continue to place a significant strain on our resources. In addition, we cannot easily identify and hire personnel qualified both in the provision and marketing of our products. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, and our ability to implement successful enhancements to our management, marketing and sales team and technology personnel.
Decreased demand for electric vehicles could cause our products to become obsolete or lose popularity.
The electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand for and interest in electric vehicles has grown. However, continued growth in the electric vehicle industry depends on many factors, including:
•	continued development of product technology;

•	the environmental consciousness of customers;

•	the ability of electric vehicles to successfully compete with vehicles powered by internal combustion engines;

•	widespread electricity shortages and the resultant increase in electricity prices, especially in our primary market, California, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline; and

•	whether future regulation and legislation requiring increased use of nonpolluting vehicles is enacted.
We cannot assure you that growth in the electric vehicle industry will continue. Our business of providing personal mobility vehicles powered by electric motors may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.
The failure of certain key suppliers to provide us with components could have a severe and negative impact upon our business.
We rely on a small group of suppliers to provide us with our custom design components for our products; some of these are located outside of the United States. If these suppliers become unwilling or unable to provide components, delays could be caused as there are a limited number of alternative suppliers who could provide them on demand. Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate could affect our ability to receive components from our suppliers in a timely manner. Further, it could be difficult to find replacement components if our current suppliers of custom parts fail to provide the parts needed for these products. A failure by these suppliers to provide the components could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion.
Our success is heavily dependent on protecting our intellectual property rights.
We rely on a combination of patent, copyright, trademark and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We license three patents and hold three trademarks registered with the United States Patent and Trademark Office. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.
We also rely on trade secrets and new technologies to maintain our competitive position, but we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.
We may be exposed to liability for infringing intellectual property rights of other companies.
Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party.
Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.
Our directors and executive officers control at least 67% of our outstanding shares of stock that are entitled to vote on all corporate actions. In particular, our controlling stockholder, Chairman and Chief Executive Officer, Ki Nam, together with his children, owns 67% of the outstanding shares. Mr. Nam could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.
Risks Relating Ownership of Our Securities
If a public market for our common stock develops, we expect to experience volatility in the price of our common stock. This may result in substantial losses to investors if they are unable to sell their shares at or above their purchase price.
If a public market for our common stock develops, we expect the market price of our common stock to fluctuate substantially for the indefinite future due to a number of factors, including:
•	our status as a company with a limited operating history and limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

•	announcements of technological innovations or new products by us or our competitors;

•	the timing and development of our products;

•	general and industry-specific economic conditions;

•	actual or anticipated fluctuations in our operating results;

•	our capital commitments; and

•	the loss of any of our key management personnel.
In addition, the financial markets have experienced extreme price and volume fluctuations. The market prices of the securities of technology companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.
We do not anticipate paying any cash dividends in the foreseeable future, which may reduce your return on an investment in our common stock.
We plan to use all of our earnings; to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.
Substantial future sales of our common stock in the public market may depress our stock price.
As of December 31, 2008, 43,592,428 shares of common stock, and warrants for the purchase of 697,639, 1,298,701, 2,597,402, 666,666 and 120,000 shares of common stock at an exercise price of $1.081, $1.08, $1.65, $2.00 and $1.54 per share, respectively, were outstanding.
In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register approximately 7,450,000 shares of our common stock underlying options granted or to be granted to our officers, directors, employees and consultants. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations. As of December 31, 2008, there were 6,468,167 options outstanding, of which 3,256,924 were vested.
If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.
Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock. As of March 15, 2009, after taking into consideration our outstanding common shares, our board of directors will be entitled to issue up to 42,606,132 additional shares. The power of the board of directors to issue shares of common stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.
We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.
Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of your stock, which may inhibit an attempt by our stockholders to change our direction or management.
Our certificate of incorporation and bylaws will contain provisions that could delay or prevent a change in control of our company. Some of these provisions:
•	authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders;

•	prohibit stockholders from calling special meetings;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of our stockholders.
In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which may prevent or frustrate any attempt by our stockholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

We will be subject to the penny stock rules once our common stock becomes eligible for trading. These rules may adversely affect trading in our common stock.
We expect that our common stock will be a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.
Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.
We will incur increased costs and compliance risks as a result of becoming a public company.
We are a public company and we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent registered public accounting firm to attest to the effectiveness of such internal controls. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent registered public accounting firm must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent registered public accounting firm providing an adverse opinion regarding our controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
If our shares are traded on the OTC Bulletin Board, they may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.
There is no prior history of public trading in our stock upon which to base a determination of the trading that may occur in the stock. Through the listing process on the OTC Bulletin Board (“Listing”), we are essentially going public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we will be required to undertake efforts to develop market recognition for us and support for our shares of Common Stock in the public market. The price and volume for our Common Stock that will develop after the Registration and Listing cannot be assured. The numbers of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained or not diminish. We intend to cause our common stock to trade on the OTC Bulletin Board. Our intention is to apply for trading on either the NASDAQ market or the American Stock Exchange at such time that we meet the requirements for listing on those exchanges. There can be no assurance as to when we will qualify for any of these exchanges or that we will ever qualify for these exchanges. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded.
The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase the Shares may not be indicative of the price of the Common Stock that will prevail in the trading market. You may be unable to sell your Shares at or above your purchase price, which may result in substantial losses to you.
In addition, the market price of our Common Stock could be subject to wide fluctuations in response to:
•	quarterly variations in our revenues and operating expenses;

•	announcements of new products or services by us;

•	fluctuations in interest rates;

•	significant sales of our Common Stock;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news reports relating to trends in our markets or general economic conditions.
The stock markets in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
Our operating results may fluctuate significantly, and these fluctuations may cause our Common Stock price to fall.
Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:
•	market acceptance of our products and those of our competitors;

•	our ability to attract and retain key personnel;

•	development of new designs and technologies; and

•	our ability to manage our anticipated growth and expansion.
Shares eligible for future sale may adversely affect the market.
From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).
Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus (including sales by investors of securities acquired in connection with this Offering) may have a material adverse effect on the market price of our Common Stock.

Investors who purchased units of our securities, consisting of common stock and warrants to purchase common stock, from December 2007 through December 2008, have anti-dilution rights with respect to the shares of common stock issued in the unit offering. These rights are not available to other holders of our common stock. If future issuances of our common stock trigger these anti-dilution rights, holders of our common stock would have their investments diluted.
The security holders who purchased our units consisting of shares of our common stock and warrants to purchase shares of our common stock have anti-dilution rights. In the event that we sell common stock for less than $1.65 per share or issue securities convertible into or exercisable for common stock at a conversion price or exercise price less than $1.65 per share (a “Dilutive Issuance”), then we are required to issue a number of additional shares of common stock to each unit purchaser, without additional consideration. The number of additional shares to be issued will be equal to the product of the purchaser’s subscription amount multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at $1.65 per share, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. In this case, other holders of our common stock would be diluted to a greater extent than they would be if the anti-dilution provision were not triggered.
Holders of our 10% Bridge Financing have anti-dilution rights that are triggered by a disposition of our common stock at a price per share that is lower than the conversion price of such notes. These rights are not available to the holders of our common stock. If future issuances of our common stock trigger the anti-dilution rights, an investment in our common stock would be diluted to the extent such convertible notes are converted.
Holders of $2,200,000 in aggregate principal amount of our 10% Bridge Financing may convert the outstanding principal amount and accrued interest thereon into equity securities upon the closing of our next equity financing. They have agreed that they will convert into preferred stock if our next equity financing is a convertible preferred stock financing of at least $6 million before April 30, 2009. If all of our 10% Bridge Financing were converted into preferred stock at $1.65 per share, we would be required to issue an additional 1,333,333 shares. If, during the time that any of our 10% Bridge Financing are outstanding, we sell or grant any option to purchase (other than options issued to our employees, officers, directors and consultants), or sell or grant any right to reprice our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock at a price per share that is lower than the conversion price of these notes (which, for purposes of this discussion will be designated as the “Base Conversion Price”), then the conversion price of the debentures will be reduced according to the following weighted average formula: the conversion price will be multiplied by a fraction the denominator of which will be the number of shares of common stock outstanding on the date of the issuance plus the number of additional shares of common stock offered for purchase and the numerator of which will be the number of shares of common stock outstanding on the date of such issuance plus the number of shares which the aggregate offering price of the total number of shares so offered would purchase at the conversion price. A reduction in the conversion price resulting from the foregoing would allow the holders of our 10% Bridge Financing to receive more shares of prefererd stock than they would otherwise be entitled to receive. In that case, other holders of our common stock would be diluted to a greater extent than they would be if no adjustment to the conversion price were required.
We are responsible for the indemnification of our officers and directors, which could result in substantial expenditures.
Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.
ITEM 2. PROPERTIES
     Our main office and manufacturing facility is located in Costa Mesa, California. The table below provides a general description of our properties:

Location	Principal Activities	Area (Sq. Meters)	Lease Expiration Date
2990 Airway Ave., Costa Mesa, California 92626	Main Office and Manufacturing facility	33,520	August 31, 2012
2975 Airway Ave., Costa Mesa, California 92626	Research and Development, warehouse, and service facility	14,000	December 31, 2009
We lease our main office and factory premises under a property lease agreements that expires in 2012, with an option to renew the lease. Minimum future commitments under the lease agreements payable as of December 31, 2008 are as follows:

Year Ended December 31	Amount
2009	$389,000
2010	299,000
2011	309,000
2012	214,000

Rental expense was approximately $447,000, $407,000 and $168,000 for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006, respectively. We believe that our existing facilities are well maintained and in good operating condition.
ITEM 3. LEGAL PROCEEDINGS
We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. We are also unaware of any proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse our Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is not traded on any public trading market, and we are not aware of any market activity in its stock since our inception and through the date of this filing. In February 2009, Spartan Securities filed a 15c2-11 application with the Financial Industry Regulatory Authority on our behalf to obtain a trading symbol and begin trading on the Over-the-Counter Bulletin Board. As of the date of this filing, that application is still pending.
Holders
As of March 26, 2009, there were 66 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.
Dividends
We have not declared any dividends on our common stock since our inception. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
		Weighted-Average	Remaining Available
		Exercise Price of	for Future Issuance
	Number of Securities to be	Outstanding	Under Equity
	Issued Upon Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,468,167	$0.76	981,833
Equity compensation plans not approved by stockholders	5,380,408	$1.48	—

Total	11,848,575		981,833

Equity Incentive Plan
On August 15, 2007 we adopted the Equity Incentive Plan (the “Plan”), under which direct stock awards or options to acquire shares of our common stock may be granted to employees and nonemployees of the Company. The Plan is administered by our Board of Directors. The Plan permitted the issuance of up to 7,450,000 shares of our common stock. Options granted under the Plan vest 25% per year over four years and expire 10 years from the date of grant.
Warrants
From time to time, we issue warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the Plan.
Sales of Unregistered Securities
There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
ITEM 6. SELECTED FINANCIAL DATA
The following summary of our selected financial information for the years ended December 31, 2008 and 2007, and the period from March 16, 2006 (date of inception) through December 31, 2006, have been derived from, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.
Statement of Operations Data:

			For the
			Period from
			March 16,
			2006 (Inception)
	Years Ended		through
	December 31,		December 31,
	2008	2007	2006
Total Revenues	$7,589,265	$1,822,269	$—
Gross Loss	(1,703,611)	(2,106,256)	—
Operating Expenses	9,917,111	6,422,705	3,466,629
Loss from Operations	(11,620,722)	(8,528,961)	(3,466,629)
Net Loss	(12,297,797)	(8,577,232)	(3,500,798)
Net Loss per Share - Basic and Diluted	$(0.29)	$(0.24)	$(0.12)

Statement of Cash Flow Data:

			For the
			Period from
			March 16,
			2006 (Inception)
	Years Ended		through
	December 31,		December 31,
	2008	2007	2006
Net Cash Used in Operating Activities	$(8,775,598)	$(6,655,226)	$(3,184,654)
Net Cash Used in Investing Activities	$(2,063,768)	$(780,867)	$(216,002)
Net Cash Provided by Financing Activities	$7,584,401	$12,362,554	$3,407,244

Balance Sheet Data:

	December 31,
	2008	2007	2006
Total Assets	$7,904,188	$7,628,226	$1,116,402
Related Party Note Payable, Net of Debt Discount	$1,986,598	$1,514,103	$—
Total Liabilities	$7,188,313	$3,936,979	$2,322,200
Total Stockholders’ Equity (Deficit)	$715,875	$3,691,247	$(1,205,798)

Going Concern
Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (March 16, 2006) and have used substantial amounts of working capital in our operations. Further, at December 31, 2008 accumulated deficit amounted to $24,375,827 and a working capital deficit of $598,056. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
Management believes that our current sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2009. We started selling our vehicles in 2007 and have obtained equity financing, net of offering costs, from third parties of $6,669,163, received proceeds from related-party notes of $2,200,000 during 2008 and plan to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publically release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.
Overview
T3 Motion, Inc. was organized on March 16, 2006, under the laws of the state of Delaware. We develop and manufacture the T3 Series which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. We exited our development stage in January 2007 when we began generating revenues from selling our vehicles.
Effective December 15, 2006, we declared a 30,000-to-1 stock split of the Company’s common stock. All share amounts have been adjusted throughout the financial statements for this stock split.
Going Concern
Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (March 16, 2006) and have used substantial amounts of working capital in our operations. Further, at December 31, 2008 accumulated deficit amounted to $24,375,827 and a working capital deficit of $598,056. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
Management believes that our current sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2009. We started selling our vehicles in 2007 and have obtained equity financing, net of offering costs, from third parties of $6,669,163, received proceeds from related-party notes of $2,200,000 during 2008 and plan to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:
Concentrations of Credit Risk
Cash
We maintain our cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, our cash balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2008 we had balances in excess of the FDIC limit of $1,306,602.
Receivables
We perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure our accounts receivable. We estimate credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2008 and 2007, we have an allowance for doubtful accounts of $27,000 and $30,000, respectively. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.
Cash and Cash Equivalents
We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. We invest our cash in short-term money market accounts.
Concentration of Risk
As of December 31, 2008 and 2007, no customers accounted for more than 10% of total accounts receivable and two customers accounted for approximately 35% of total accounts receivable, respectively. No customer accounted for more than 10% of revenue for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006.
As of December 31, 2008 and 2007, no vendor accounted for more than 10% of total accounts payable and one vendor accounted for approximately 25% of total accounts payable, respectively. No customer accounted for more than 10% of purchases for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006.

Inventories
Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.
Property and Equipment
Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated lives or the remaining lease term. Significant renewals and betterments are capitalized. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the consolidated statement of operations.
Intangible Property
Intangible asset consists of a data license agreement and is amortized on a straight-line basis over the life of the license. All identified intangible assets are classified within other long-term assets on the consolidated balance sheets. We will perform an annual review of our identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.
Impairment of Long-Lived Assets
We account for our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2008 and 2007, we do not believe there has been any impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.
Fair Value of Financial Instruments
Our financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expense, related party payables and related party note payable. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from our borrowing rates at December 31, 2008 and 2007.
Revenue Recognition
We recognize revenues in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under the provisions of SAB No. 104, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.
For all sales, we use a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. We offer a standard product warranty to our customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first, and have no other post-shipment obligations. We assess collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by us for shipping and handling are classified as cost of sales.
We do not enter into contracts that require fixed pricing beyond the term of the purchase order. All sales via distributor agreements are accompanied with a purchase order. Further, we do not allow returns of unsold items.

We have executed various distribution agreements whereby the distributors agreed to purchase T3 Series packages (one T3 Series, two power modules, and one charger per package). The terms of the agreements require minimum re-order amounts for the vehicles to be sold through the distributors in specified geographic regions. Under the terms of the agreements, the distributor takes ownership of the vehicles and we deem the items sold at delivery to the distributor.
Share Based Compensation
We maintain a stock option plan and record expenses attributable to our stock option plan. Effective March 16, 2006 (date of inception), we adopted the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.
With the adoption of SFAS 123(R), we elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on March 16, 2006 (date of inception) on a straight-line basis over the requisite service (vesting) period for the entire award.
We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, We record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our consolidated balance sheet.
Income Taxes
We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be realized through future operations.
Beneficial Conversion Features and Debt Discounts
The convertible features of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5, Accounting For convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ration” and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain convertible Instruments.” The relative fair values of the BCF’s have been recorded as discounts from the face amount of the respective debt instrument. We are amortizing the discount using the effective interest method through maturity of such instruments. We will record the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company’s common stock.
Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase approximately 11.8 million and 6.1 million shares of common stock were outstanding at December 31, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period. No options or warrants were outstanding at December 31, 2006.
Research and Development
We expense research and development costs as incurred.

Advertising
Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006 were $28,539, $73,839 and $63,109, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Commitments and Contingencies
On June 25, 2008, we elected to upgrade or replace approximately 500 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. We notified customers informing them of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July of 2008 to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. We did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. We anticipate that all of the chargers will be upgraded or replaced by June 2009.
Recent Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. We do not expect the implementation of FSP 157-3 to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) is effective for fiscal years beginning December 31, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB no.141(R) should not be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquire or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141 (R) will have no impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in the future when it is applied to acquisitions in the unlikely event that any should occur beginning in fiscal year 2009.
In September 2008, the FASB issued EITF Issue 07-5, Determining Whether an Instrument(or an Embedded Feature) is Indexed to an Entity’s Own Stock, superseding EITF Issue 01-6, The Meaning of Indexed to a Company’s Own Stock, establishing a two step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own for the purposes of determining whether the scope exception described in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, can be applied. EITF Issue 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt this EITF as of the beginning of 2009 and are accessing the impact on our consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position FSP FAS No. 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157 (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. We do not expect the implementation of FSP 157-2 to have a material impact on our consolidated financial statements.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which requires entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 5, 2008. We will adopt this statement as of the beginning of 2009 and is currently assessing the potential impact of adoption.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually. There is no effect on our consolidated financial statements.
Business Segments
We currently only have one reportable business segment due to the fact that we derive our revenue from one product. The revenue from other geographic regions is immaterial and is therefore, not disclosed separately.
Recent Events
On February 20, 2009, we entered into a settlement agreement with Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Albert released us from our obligations to issue certain securities upon the occurance of certain events, under the agreement dated December 30, 2007 in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206. We recorded the value of the shares in related party payables at December 31, 2008 as the settlement agreement did not relate to 2009 activity. $210,000 of this total was previously recorded as issuance costs in 2007 and the remaining $1,362,206 was recorded in general and administrative expense.
On March 16, 2009, we revised the terms of the GeoImmersive License Agreement, originally dated March 31, 2008, to revise the start of the two year license to begin upon the completion and approval, by both parties, of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, we ceased amortizing the license and will test annually for impairment until the post-production of the data is complete.
On March 20, 2009, we entered into a exclusive three-year distribution agreement appointing Spear International, LTD.(the “Distributor”) , as our exclusive distributor of our T3 Series and related products in the Gulf Co-Operation Council region, which includes The Kingdom of Saudi Arabia, Kuwait, Bahrain, Qatar, and Oman, and as a non-exclusive distributor in Yemen, Turkey, Egypt, Lebanon, the United Arab Emirates (excluding sales to law enforcement and police market segments until June 2009), and Morocco. Under the agreement, the Distributor must purchase from us a minimum number of the products at agreed-upon prices to make sales. If the Distributor purchases the minimum number of the products required under the agreement through June 2009, then the United Arab Emirates will be added as an Exclusive Territory. If the Distributor fails to purchase the minimum number of products agreed upon for each year during the initial term, then the Distributor would act as a non-exclusive distributor of the products in the exclusive territory. The term will automatically renew for consecutive three year periods. After the initial term, either party may terminate the agreement by providing the other party with ninety (90) days written notice prior to the start of any renewal term.
On March 30, 2009, we entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam may lend the Company up to $1,000,000, including approximately $498,000 which has already been advanced to us by Mr. Nam, for operating requirements. The line of credit will remain open until the Company raises $10.0 million in equity. The note will bear interest at 10.0% per annum. In the event we receive (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note shall become immediately due and payable. We agreed to issue warrants up to 303,030 shares of common stock, $0.001 par value per share, at $2.00 per share. The total warrants to be issued will depend on the final amount of the loan. The loan is due on March 31, 2010. The loan is convertible into shares of our common stock at a conversion price of $1.65 per share and include additional warrants of up to 303,030 at $2.00 per share upon conversion.

Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006:

			For the period
			from March 16,
			2006 (inception)
			through
	Years Ended December 31,		December 31,
	2008	2007	2006
Revenues	$7,589,265	$1,822,269	$—
Cost of revenues	9,292,876	3,928,525	—

Gross loss	(1,703,611)	(2,106,256)	—

Operating Expenses:
Sales and marketing	2,290,253	1,724,779	—

Research and development	1,376,226	1,243,430	1,251,169

General and administrative	6,250,632	3,454,496	2,215,460

Total operating expenses	9,917,111	6,422,705	3,466,629

Loss from operations	(11,620,722)	(8,528,961)	(3,466,629)

Other income (expense):
Interest income	55,091	3,239	826
Other (expense) income	(73,783)	12,426	—
Interest expense	(657,583)	(63,136)	(34,195)

Total other expense, net	(676,275)	(47,471)	(33,369)

Loss before provision for income tax	(12,296,997)	(8,576,432)	(3,499,998)

Provision for income tax	800	800	800

Net loss	(12,297,797)	(8,577,232)	(3,500,798)

Other comprehensive income (loss):
Foreign currency translation income (loss)	5,434	(777)	—

Comprehensive loss	$(12,292,363)	$(8,578,009)	$(3,500,798)

Net loss per share:
Basic and diluted	$(0.29)	$(0.24)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	42,387,549	35,223,795	30,126,980

     Revenues. Revenues are from sales of the T3 Series, power modules, chargers and related accessories. During the first quarter 2007, when we exited as a development stage company, we initiated our sales strategy and began selling the product. The increase in revenue is attributable to the ramp up of the sales strategy and implementation of such strategy. Revenue increased $5,766,996, or 317%, to $7,589,265 for the year ended December 31, 2008, compared to the same period of the prior year. The increase in revenue was attributable to the conclusion of the prototype development of the T3 series in 2006 and commencement of the sales of the T3 Series in 2007 along with the implementation of our sales and marketing strategy and the results of the T3 brand recognition in 2008.
     Cost of revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenues increased $5,364,351, or 137%, to $9,292,876 for the year ended December 31, 2008, compared to the same period of the prior year. The increase in cost of revenues was attributable to the increase in revenue, offset by the continued efforts to reduce materials and production costs. Further contributing to the increase was $78,000 related to an upgrade to our chargers. The cost reduction strategy will continue as volume increases and we are able to achieve volume discounts on our materials along with production efficiencies. The increase in cost of revenues for the year ended December 31, 2007 was attributable to the sale of products and accessories commencing January 2007.
     Gross loss. The gross loss was attributable to the initial sale of the T3 Series and accessories in January 2007. As a result of the commencement of production, there were cost overruns and inefficiencies in the production process in 2008 and 2007. During 2008, management has continued to source lower product costs as well as production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross loss margin was (22.4%) and (115.6%), respectively, for the years ended December 31, 2008 and 2007.
     Sales and marketing expense. Sales and marketing increased by $565,474 or 32.8%, to $2,290,253 for the year ended December 31, 2008, compared to the same period of the prior year. The increase is attributable to the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the commencement of sales of the T3 Series and accessories to customers in the first quarter of 2007.
     Research and development. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs related to research and development increased to $1,376,226 or, from $1,243,430 for the year ended December 31, 2008, compared to the same period of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts. Research and development costs decreased $7,739, or 0.6% for the year ended December 31, 2007 compared to the period from March 16, 2006 (inception) through December 31, 2006. The decrease was due to the commencement of the sale of the T3 series and the transition of the vehicle from development to production.
     General and administrative. General and administrative expenses increased $2,796,136, or 80.9%, to $6,250,632, for the year ended December 31, 2008 when compared to the same period of the prior year and increased $1,239,036, or 55.9% to $3,454,496 for the year ended December 31, 2007 compared to the period from March 16, 2006 (inception) through December 31, 2006. The increase was primarily due to increased wages from the addition of staff, increased depreciation and amortization, increased stock option expense and increased professional fees to support the public company filing requirements as well as infrastructure support to aid with the our continued growth.
     Total other expense. Total other expenses increased primarily due to increased interest expense from the related party payables, the debt discounts associated with such debt, and the loss on sale of fixed assets due to the write-off of obsolete demo vehicles, offset in part by interest income generated from investing cash in interest bearing accounts during the year.
     Net loss. Net loss for the year ended December 31, 2008, was $(12,297,797), or $(0.29) per basic and diluted share compared to $(8,577,232), or $(0.24) per basic and diluted share, for the same period of the prior year. Net loss was $(3,500,798), or $(0.12) for the period from March 16, 2006 (inception) through December 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Our principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2008, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $24.4 million and $0.6 million, respectively, as of December 31, 2008, which raises substantial doubt about our ability to continue as a going concern. Management believes that our current source of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2009. We started selling our T3 Series in 2007 and have obtained equity financing from third parties of $6,669,163, net of offering costs, in 2008, have extended our outstanding $1.0 million note until March 31, 2010 and received proceeds from related-party notes of $2.2 million during 2008. We will raise additional debt and/or equity capital to finance future activities through 2009. In light of these plans, management is confident in our ability to continue as a going concern. We intend to raise additional debt or equity in order to generate cash required to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Until Management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, research and development and capital requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements.
Our principal sources of liquidity are cash and receivables. As of December 31, 2008, cash and cash equivalents were $1,682,741, or 21.5% of total assets compared to $4,932,272, or 64.7% of total assets as of December 31, 2007. The decrease in cash and cash equivalents was primarily attributable to increase of net cash used in operating and investing activities offset in part by equity financing from sale of stock.
Cash Flows
For the Years Ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006
Net cash used in operating activities was $8,775,598 and $6,655,226 for the years ended December 31, 2008 and 2007, respectively, and $3,184,654 for the period from March 16, 2006 (inception) through December 31, 2006. The increase of net cash used in operating activities, was mainly due to increased costs associated with public company filing requirements, increased staffing to support the business infrastructure and increased costs of revenue offset in part by the cost reduction strategy.
Net cash used in investing activities was $2,063,768 and $780,867 for the years ended December 31, 2008 and 2007, respectively, and $216,002 for the period from March 16, 2006 (inception) through December 31, 2006, was mainly due to the purchase of a data license and purchases and deposits on fixed assets.
Net cash provided by financing activities was $7,584,401 and $12,362,554 for the years ended December 31, 2008 and 2007, respectively, and $3,407,244 for the period from March 16, 2006 (inception) through December 31, 2006. The increase in net cash was primarily due to equity financing from sale of stock and the proceeds from related party notes, offset in part by repayment of related party loans/advances.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.
The following table summarizes our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual Obligation	Total	1 year	1-3 years
Note payable	$3,200,000	$2,200,000	$1,000,000
Stockholder payable	2,034,734	2,034,734	—
Operating lease	1,211,000	389,000	822,000

Total Contractual Obligations	$6,445,734	$4,623,734	$1,822,000

Off-Balance Sheet Arrangements
We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.
Warrants
From time to time, we issue warrants to purchase shares of the Company’s common stock to investor, note holders and to non-employees for services rendered or to be rendered in the future. Warrants issued in conjunction with equity, are recorded to equity as exercised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Financial instruments consist of cash and cash equivalents, trade accounts receivable, related-party receivables, accounts payable, accrued liabilities and related-party payables. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008 and 2007, we have $1,682,741 and $4,932,272, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are listed in the Index to Financial Statements on page F-1.
ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
Internal Control over Financial Reporting
(a)	Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:
     1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
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
We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).
(b)	Changes in internal control over financial reporting
The following change in our internal control over financial reporting occurred during the year ended December 31, 2008, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
•	We have hired additional professional accounting resources to assist with the review of accounting policies and procedures and financial reporting with knowledge, experience and training in the application of GAAP.
We have initiated the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:
•	We are in the process of further enhancing, our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing, the supervisory procedures that will include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	We converted our accounting software platform to a platform that has inherent controls to assist with the increase of controls and reviews.

We do not expect to have fully remediated these significant deficiencies until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2009.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth the names and ages of our current directors and executive officers. Also provided herein are a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Positions Held	Officer/Director Since

Ki Nam	49	Chief Executive Officer and Chairman	2006
Kelly J. Anderson	41	Executive Vice President, Chief Financial Officer and Director	2008
Jason Kim	42	Chief Operations Officer	2007
David Snowden	65	Director	2007
Mary S. Schott	48	Director	2009
Steven Healy	48	Director	2007
Biographical Information
     Ki Nam, Chief Executive Officer, has extensive experience as an entrepreneur developing cutting-edge products. Mr. Nam has served as Chief Executive Officer of T3 Motion since March 16, 2006. Mr. Nam founded Paradigm Wireless Company in 1999, a supplier of quality wireless equipment to the telecom industry, and Aircept founded in 2000, a leading developer, manufacturer, and service provider in the Global Positioning System (GPS) marketplace. In 2001, Mr. Nam founded Evolutionary Electric Vehicles (EEV) to provide high performance motor-controller packages to the emerging hybrid and electric vehicle market. Prior to founding his own companies, Mr. Nam worked at Powerwave Technologies, Inc. (Nasdaq: PWAV), where he helped guide the company to number five in Business Week’s list of Hot Growth Companies in 2000.
     Kelly J. Anderson, has been the Executive Vice President, Chief Financial Officer since March 2008 and was appointed as a director in January 2009. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit report agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., these entities were real estate investment funds managed by TripleNet Properties. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp (NYSE: FAF) a Fortune 500 title insurance company.
     Jason Kim, Chief Operations Officer, has served as Chief Operations Officer of T3 Motion since June 2006. From 2005 to 2006, Mr. Kim served as the Vice President of Engineering and Operations for CalAmp Corporation’s M2M Products Division (Nasdaq: CAMP). From 2004 to 2005, Mr. Kim served as the Chief Operating Officer for Skybility, a wireless data transceiver module design and manufacturing company, which was later acquired by CalAmp Corporation to become its M2M Products Division. Prior to his employment with CalAmp, Mr. Kim held senior management positions with various wireless infrastructure companies including Remec Communications (Nasdaq: REMC) and computer hardware and data network communications companies.
     David Snowden, Director, has over 40 years of professional experience including holding positions as Chief of Police for Beverly Hills (current), Costa Mesa (1986-2003), and Baldwin Park (1980-1986). Chief Snowden has held numerous Presidential positions including Police Chief’s Department of the League of Cities (1993), Orange County Chief’s and Sheriff’s Association (1990) and was Chairman of the Airbourne Law Enforcement (ABLE). Chief Snowden was inducted to the Costa Mesa Hall of Fame in 2003 and was voted top 103 most influential persons on the Orange Coast for 12 years running.
     Mary S. Schott, Director, has over 25 years experience in the accounting finance functions with extensive experience in finance and accounting compliance and systems including Sox applications. Ms. Schott has been the Chief Financial Officer of San Manuel Band of Serrano Mission Indians since 2008. A CPA and MBA, Ms. Schott served as Chief Accounting Officer of First American Title Insurance

Company, a division of First American Corporation (NYSE:FAF) for three years and held various finance and accounting functions for the previous 17 years at First American. Ms. Schott was the President and Treasurer of the First American Credit Union for eight years.
     Steven Healy, Director, has been the Director of Public Safety at Princeton University since 2003, and was the President of the International Association of Campus Law Enforcement Administrators (IACLEA) until June 2007. He has served as a member of the IACLEA Government Relations Committee for the past 10 years and is active with issues regarding the Clery Act. Chief Healy testified before the U.S. Senate Committee on Homeland Security and Governmental Affairs on the topic of “Security on America’s College Campuses” in April 2007. He also appeared before the U.S. House of Representatives Committee on Education and Labor on the topic of “Best Practices for Making College Campuses Safe” on May 15, 2007. Chief Healy was recently appointed by the governor of New Jersey to serve on the state’s Campus Security Task Force. Prior to his position at Princeton University, Mr. Healy was the Chief of Police at Wellesley College in Wellesley, MA. He also served as Director of Operations at the Department of Public Safety at Syracuse University. During his tenure at Wellesley College, Chief Healy was the IACLEA North Atlantic Regional Director and President of the Massachusetts Association of Campus Law Enforcement Administrators.
Family Relationships
     There are no family relationships among our directors and executive officers.
Involvement in Certain Legal Proceedings
     Except as provided below, none of our directors or executive officers has, during the past five years:
(a)	Has had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
(d)	Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph I(i) above, or to be associated with persons engaged in any such activity;

(e)	Been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

(f)	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.
Compliance with Section 16(a) of the Exchange Act
     Not applicable

Code of Ethics
     We have not adopted a code of ethics, but we plan on adopting a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the board of directors in the near future.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors
There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.
Audit Committee; Audit Committee Financial Expert
Our Board of Directors approved the charter for an audit committee of the Board on January 16, 2009, and formed such committee on February 20, 2009. The members of our audit committee are Mary S. Schott (chairperson) and David Snowden. The Board of Directors has determined that Ms. Schott is an “audit committee financial expert” as defined by SEC rules, and she is an independent member of the Board as defined by the SEC and the Nasdaq Capital Market.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified under the “Executive Compensation — Summary Compensation Table” (the “Named Executive Officers”). As more fully described below, the Compensation Committee of our Board (the “Compensation Committee”) reviews and makes all decisions for our executive compensation program, including: establishing salaries and reviewing benefit programs for the Chief Executive Officer (“CEO”) and each of our other Named Executive Officers; reviewing, approving, recommending and administering our annual incentive compensation and stock option plans for employees and other compensation plans; and advising our Board of Directors and making recommendations with respect to plans that require Board approval. Additionally, the Compensation Committee reviews and coordinates annually with the Nominating/Corporate Governance Committee of our Board of Directors with respect to the compensation of our directors.
Compensation Committee
Committee Members and Independence
Our Board of Directors approved the charter for a Compensation Committee of the Board on January 16, 2009, and formed such committee on February 20, 2009. The members of our Compensation Committee are Mary S. Schott (chairperson) and Steven Healy, both of whom are independent members of the Board as defined by the SEC and the Nasdaq Capital Market.
Role of the Compensation Committee in Establishing Compensation
The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, consultation with various executive compensation consultants and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. Since the Compensation Committee was not formed until after 2008, items were approved by written consent of the entire Board during 2008 regarding Board matters.
Executive Compensation Program
Our executive compensation program is designed to attract, retain, incentivize and reward talented senior management who can contribute to our growth and success and thereby build value for our stockholders over the long-term. We believe that an effective executive compensation program is critical to our long-term success. By having an executive compensation program that is competitive with the marketplace and focused on driving sustained superior performance, we believe we can align the interests of our executive officers with the interests of shareholders and reward our executive officers for successfully improving shareholder returns. We have developed compensation programs with the following objectives:
•	attract and retain talented senior management to ensure our future success; and

•	structure a compensation program that appropriately rewards our executive officers for their skills and contributions to our company based on competitive market practice.
The elements of our executive compensation program are as follows:

•	Base salary;

•	Annual incentive compensation (discretionary bonuses);

•	Equity-based awards;

•	Perquisites; and

•	Other benefits.
     Base Salary. Base salaries provide a fixed form of compensation designed to reward our executive officer’s core competence in his or her role. The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries; the nature of the position; the contribution and experience of the officers; and the length of service. The CEO makes salary recommendations for executive officers other than him and reviews such recommendations with the Compensation Committee.
     Annual Incentive Compensation. Discretionary annual incentive compensation is provided to incentivize our executive officers, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the our Board has set for the Company.
     Equity Compensation. On May 15, 2007, the Board of Directors adopted the 2007 Stock Incentive Plan (the “2007 Plan”) effective August 15, 2007. The purpose of the 2007 Plan was to promote the interests of us and our shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of our common stock and to provide for additional compensation based on appreciation in our common stock. The 2007 Plan provides for the grant of stock options to key employees, directors and consultants, including the executive officers who provide services to the Company or any of its parents or subsidiaries. Under the 2007 Plan, stock options will vest over a specified period of time (typically four years) contingent solely upon the awardees’ continued employment with us. The 2007 Plan includes certain forfeiture provisions upon an awardees’ separation from service with us. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan will have an exercise price equal to the fair market value of our common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of our common stock on the date of grant or if no market price is available, the amount as determined by the Board of Directors subject to confirmation by an outside appraiser. The Compensation Committee retains the discretion to make awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. Any or all administrative functions may be delegated by the Board to a committee of the Board. The 2007 Plan provides that in the event of a merger of the Company with or into another corporation or of a “change in control” of the Company, including the sale of all or substantially all of our assets, and certain other events, the Board of Directors may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award and accelerate the vesting of options.
The 2007 Plan will terminate on the earlier of (i) May 15, 2017, (ii) the date on which all 7,450,000 shares available for issuance under the 2007 Plan is issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of the Company.
The Board of Directors may generally amend or terminate the 2007 Plan as determined to be advisable. No such amendment or modification, however, may adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the 2007 Plan unless the optionee or the participant consents to such amendment or modification. Also, certain amendments may require shareholder approval pursuant to applicable laws and regulations.
The above-referenced stock option grants were issued without registration in reliance upon the exemption afforded by Section 4(2) and Rule 701 of the Act based on certain representations made to us by the recipients.
The 2007 Plan may be amended or terminated by the Board, at any time. However, an amendment that would impair the rights of a recipient of any outstanding award will not be valid with respect to such award without the recipient’s consent. A total of 7,450,000 shares of our common stock are authorized for issuance under the 2007 Plan. As of December 31, 2008, there were 6,468,167 options outstanding under the 2007 Plan.
     Perquisites. We provide perquisites to our executive officers that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. Perquisites include automobile allowances.
     Other Benefits. Other benefits to the executive officers include a 401(k) plan. We maintain a 401(k) plan for our employees, including our named executive officers, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. We do not offer employer matching with our 401(k) plan.

Executive Compensation
The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006 by our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.
Executive Compensation — Summary Compensation Table:

					Stock	Option	All Other
			Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year		($)(1)	($)(1)	($)	($)(2)	($)(3)	($)
Ki Nam,	2008		150,000	—	—	240,263	—	390,263
Chief Executive Officer	2007		—	—	—	426,667	37,000	463,667
and Chairman (4)	2006	(5)	—	—	—	—	24,690	24,690
Kelly J. Anderson,	2008		131,923		—	45,142		177,065
Executive Vice President, Chief Financial Officer(6)
Jason Kim	2008		166,076	—	—	237,804	—	403,880
Chief Operations Officer	2007		156,025	—	—	346,354	—	502,379
	2006	(5)	61,346	2,000	—	—	—	63,346
Neil Brooker,	2008		136,200	—	—	—	—	136,200
Chief Designer (7)	2007		189,269	—	—	84,444	9,000	282,713
	2006	(5)	135,192	500	—	—	6,577	142,269
Kenneth Cao,	2008		117,503	—	—	52,053	—	169,556
VP Engineering	2007		128,213	—	—	84,444	—	212,657
	2006	(5)	87,896	2,000	—	—	—	89,896
Brian Buccella,	2008		130,743	—	—	123,075	—	253,818
VP Sales	2007		112,219	—	—	210,122	—	322,341
	2006	(5)	73,077	3,000	—	—	—	76,077

(1)	Salary and bonuses for fiscal year 2006 for all employees, including our named executive officers, were paid from My Ventures, LLC, a corporation owned by our majority shareholder and Chief Executive Officer, Ki Nam. We reimbursed My Ventures for these payments monthly as they occurred.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007 with respect to stock options granted, as determined pursuant to SFAS 123(R). See Note 10 to the audited consolidated financial statements included in this annual report for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(3)	Perquisites and other personal benefits are valued at actual amounts paid to each provider of such perquisites and other personal benefits. The compensation earned represents the automobile allowance.

(4)	Prior to January 1, 2008, Mr. Nam did not draw a salary.

(5)	The compensation information provided for 2006 represents the period from March 16, 2006 (date of inception) through December 31, 2006.

(6)	Ms. Anderson was hired on March 17, 2008, and prior to her tenure, Mr. Kim was acting as CFO.

(7)	Mr. Brooker resigned on August 1, 2008, effective August 15, 2008.

Employment Agreements
We have no formal employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.
Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards made to the Named Executive Officers under our equity incentive plans.

								All Other
								Stock	All Other
								Awards:	Option	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Number	Awards:	or Base	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			of Shares	Number of	Price of	Fair Value
		Plan Awards			Plan Awards			of Stock	Securities	Option	of Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	($/Sh)(2)
Ki Nam	12/10/2007	—	—	—	—	—	—		1,000,000	$0.77	$960,000
Kelly J. Anderson(1)	3/17/2008	—	—	—	—	—	—		200,000	$0.60	$190,000
	11/13/2008								200,000	$1.40	$261,000

Jason Kim	12/10/2007	—	—	—	—	—	—		1,000,000	$0.60	$950,000
Neil Brooker(3)	12/10/2007	—	—	—	—	—	—		200,000	$0.60	$190,000
Brian Buccella	12/10/2007	—	—	—	—	—	—		500,000	$0.60	$475,000
	11/13/2008								100,000	$1.40	$130,000
Ken Cao	12/10/2007	—	—	—	—	—	—		200,000	$0.60	$190,000
	11/13/2008								100,000	$1.40	$130,000

(1)	Ms. Anderson commenced employment on March 17, 2008, and prior to her employment, Mr. Kim was the acting CFO.

(2)	The grant date fair value is the value of awards granted in 2008 and 2007 as determined in accordance with FAS 123(R), which is recognized for financial reporting purposes, over the service period of the awards.

(3)	Mr. Brooker resigned on August 1, 2008, effective August 15, 2008.
The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2008:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
									Equity
									Incentive
			Equity					Equity	Plan Awards:
			Incentive Plan					Incentive	Market or
			Awards:				Market	Plan Awards:	Payout Value
	Number of	Number of	Number of			Number	Value of	Number of	of Unearned
	Securities	Securities	Securities			of Shares	Shares or	Unearned	Shares, Units
	Underlying	Underlying	Underlying			or Units of	Units of	Shares, Units	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that	Stock that	or Other	Rights that
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Rights that	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Have Not Vested (#)	Vested ($)
Ki Nam	687,500		312,500	0.77	12/10/2017
Kelly J. Anderson(1)	—		200,000	0.60	3/17/2018
			200,000	1.40	11/13/2018
Jason Kim	604,167		395,833	0.60	12/10/2017
Neil Brooker(2)	116,667		—	0.60	2/10/2018

(1)	Ms. Anderson commenced employment on March 17, 2008, and prior to employment, Mr. Kim was the acting CFO.

(2)	Mr. Brooker resigned on August 1, 2008, effective August 15, 2008.
Option Exercises and Stock Vested
The following table sets forth certain information regarding exercises of stock options and stock vested held by the Named Executive Officers during the year ended December 31, 2008:

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Ki Nam	—	$—	—	$—
Kelly J. Anderson(1)	—	—	—	—
Jason Kim	—	—	—	—
Neil Brooker(2)	—	—	—	—
Brian Buccella	—	—	—	—
Ken Cao	—	—	—	—

(1)	Ms. Anderson commenced employment on March 17, 2008, and prior to her employment, Mr. Kim was the acting CFO.

(2)	Mr. Brooker resigned on August 1, 2008, effective August 15, 2008.

Director Compensation
The following table reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2008. The persons listed below received the following compensation in exchange for their services as members of the Board of Directors of the Company for the year ended December 31, 2008. Ki Nam, our Chief Executive Officer, received no additional compensation as a director of the Company.

Change in
					Non-	Pension
					Equity	Value and
					Incentive	Nonqualified
	Fees Earned				Plan	Deferred
	or Paid in	Stock			Compen-	Compensation	All Other
	Cash	Awards	Options		sation	Earnings	Compensation		Total
Name	($)	($)	($)(2)		($)	($)	($)		($)
Ki Nam	—	—		(1)				(1)	—
David Snowden	20,000	—	11,949						31,949
Steven Healy	20,000	—	11,916						31,916

(1)	Mr. Nam’ compensation as a director is reflected in the table titled “Summary Compensation Table” above.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008 with respect to stock options granted, as determined pursuant to SFAS 123(R). See Note 10 to the audited consolidated financial statements included in this annual report for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements
Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each executive officer and director of the Company and all officers and directors of the Company as a group as of March 16, 2009.
     We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed below is 2990 Airway Ave., Suite A., Costa Mesa, California 92626.

	Number of Shares of	Percent of Shares of
	Common Stock	Common Stock
Name of Beneficial Owner and Address	Beneficially Owned(1)	Beneficially Owned(2)
Executive Officers and/or Directors:
Ki Nam, Chairman and Chief Executive Officer	29,684,397 (3)	65.6	%(3)
Kelly J. Anderson, Chief Financial Officer	—	—
Jason Kim, Chief Operations Officer	645,833	1.4	(4)
Steven Healy, Director	20,833	0.1	%(5)
David Snowden, Director	25,000	0.1	%(6)
Mary Schott, Director	—	—
5% Security Holders:
Immersive Media Corp.	2,549,491	5.6	%(7)
Choon Sun Cho	2,298,851	5.2%
Vision Opportunity Master Fund, Ltd.	8,458,874	17.2	%(8)
All Executive Officers and Directors as a Group (9 persons)	30,376,063	66.1	%(9)

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	As of March 15, 2009, there were 44,563,460 common shares issued and outstanding.

(3)	This number includes 27,155,230 shares of common stock held by The Nam Family Trust Dated 02/17/07, Ki Nam and Yeong Hee Nam as Trustees. This number also includes 900,000 shares of common stock held by Justin Nam, who is the son of this stockholder. Further, this number includes 900,000 shares of common stock held by Michelle Nam, who is the daughter of this stockholder. These include 729,167 shares subject to an option to purchase common stock. Thus, the percentage of common stock beneficially owned by Mr. Nam is based on a total of 45,292,627 shares of common stock.

(4)	This number includes options to purchase 645,833 shares of common stock held by Mr. Kim. Thus, the percentage of common stock beneficially owned by Mr. Kim is based on a total of 45,209,293 shares of common stock.

(5)	This number includes options to purchase 20,833 shares of common stock held by Mr. Healy. Thus the percentage of common stock beneficially owned by Mr. Healy is based on a total of 44,584,293 shares of common stock.

(6)	This number includes options to purchase 25,000 shares of common stock held by Mr. Snowden. Thus the percentage of common stock beneficially owned by Mr. Snowden is based on a total of 44,588,460 shares of common stock.

(7)	This number includes warrants to purchase 697,639 shares of common stock held by Immersive Media Corp. Thus, the percentage of common stock beneficially owned by Immersive Media Corp. is based on a total of 45,261,099 shares of common stock. The address for Immersive Media Corp. is Immersive Media Corp. is 224 — 15th Avenue SW, Calgary, AB T2R 0P7 Canada.

(8)	This number includes warrants to purchase 3,896,103 and 666,666 shares of common stock held by Vision Opportunity Master Fund. Thus, the percentage of common stock beneficially owned by Vision Opportunity Master Fund is 49,126,230. The address for Vision Opportunity Master Fund is 20 West 55th Street, Fifth Floor, New York, New York, 10019.

(9)	This number includes options to purchase 1,420,833 shares of common stock held by the executive officers and directors. Thus, the percentage of common stock beneficially owned by the executive officers and directors is based on a total of 45,984,293 shares of common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Parties
The following table reflects the activity of the related party transactions as of the respective periods.

	Notes	Related
	receivable/	party	Notes
	advances	payables	Payable
2006 Activity
Borrowings	$300,000	$2,756,549	$—
Interest accrued on balance of payables	—	34,195	—
Fixed asset contribution	—	276,471	—
Payments	—	(384,500)	—
Conversion to equity	—	(994,000)	—

Balance at December 31, 2006	300,000	1,688,715	—
Borrowings	2,024,563	4,174,205	2,000,000
Interest accrued on balance of payables	—	62,573	—
Payments	(2,300,000)	(3,562,224)	—
Discount on debt	—	—	(485,897)
Conversion to equity	—	(1,673,279)	—

Balance at December 31, 2007	24,563	689,990	1,514,103
Borrowings	11,685	715,000	2,200,000
Payments	(3,000)	(999,762)	(1,000,000)
Sooner agreement	—	1,536,206
Correction of prior year related-party conversion of debt to equity	—	93,300	—
Amortization of discount on debt	—	—	488,133
Discount on debt	—	—	(1,215,638)

Balance at December 31, 2008	$33,248	$2,034,734	$1,986,598

Accounts Receivable
The Company advanced $28,902 to Graphion Technology USA LLC, (“Graphion”), to be used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand.
As of December 31, 2008 and 2007, there was an outstanding employee receivable of $4,346 and $2,910, respectively.
Prepaid Expenses
As of December 31, 2008, there was $120,000 of prepaid inventory from Graphion. There were no amounts at December 31, 2007.
Notes Receivable
In 2007 and 2006, the Company issued 3,207,941 shares of common stock for $2,300,000 short-term non-interest bearing notes receivable. During the year ended December 31, 2007, all amounts were paid in full.
Related Party Payables
During 2008, we purchased $635,749 of parts and had an outstanding accounts payable balance of $120,749 from Graphion. During the year ended December 31, 2007, we did not have any transactions with Graphion.
As of December 31, 2008, we had an outstanding accounts payable balance of $71,696 for expense reimbursements to our Chief Executive Officer. There were no outstanding amounts at December 31, 2007.
We received advances from Power Wireless Systems, Delta Motors, LLC and My Ventures, LLC to be used for operating requirements. These companies were established by the Company’s Chief Executive Officer and are under common ownership. The advances bear interest at 3.88% and were due upon demand. During 2006, $994,000 of the balance was converted into 3,012,122 shares of common stock. As of December 31, 2006, the balances due to these companies were $418,521, $219,215 and $1,050,979, respectively.
During 2007, $1,673,279 of the outstanding balance was converted to equity. There was no recognition of a gain or loss on conversion. There were no amounts due to these entities as of December 31, 2007. We recorded approximately $65,000 and $35,000 of interest expense as of December 31, 2007 and 2006, respectively. During 2008, we corrected an error related to the conversion of debt to equity of $93,300. The amount was a reimbursement for prior year costs incurred.
During 2008 and 2007, the CEO advanced $715,000 and $1,644,990, respectively, of which $999,762 and $955,000, respectively, were repaid. The remaining balance of $498,527 is due upon demand. We recorded $6,700 of interest expense in 2008.
Prior to January 1, 2008, all employees were employed and all salary and bonuses were paid by My Ventures, LLC. The Company reimbursed My Ventures, LLC for all payroll costs incurred. Prior to 2007, some employees performed limited services for My Ventures, LLC.
On February 20, 2009, the Company entered into a settlement agreement with Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Albert released us from our obligations to issue certain securities upon the occurance of certain events, under the agreement dated December 30, 2007 in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206 for investor relations services performed. We recorded the value of the shares in related party payables at December 31, 2008 as the settlement agreement did not relate to 2009 activity. $210,000 of this total was previously recorded as issuance costs in 2007 and the remaining $1,362,206 was recorded in general and administrative expense.
Fixed Assets
During 2006, we received an aggregate of $276,471 of property and equipment from related parties which was recorded in related party payables.
Intangible Asset
On March 31, 2008, we paid $1,000,000 to Immersive Media Corporation (“Immersive”), one of the Company’s shareholders, to purchase a GeoImmersive License Agreement giving us the right to resell data in the Immersive mapping database. We were granted the right to map and, in partnership with Immersive, will produce and distribute the content of South Korea. We will be paid a licensing fee for the usage of any data that it has mapped. In addition, we will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive database. The data license is included in intangible assets and is amortized over the life of the license. During 2008, we recorded $375,000 of amortization expense.
On March 16, 2009, we revised the terms of the agreement to revise the start of the two year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, we ceased amortizing the license and will test annually for impairment until the post-production of the data is complete. Once post production is complete, we anticipate amortizing the license over two years.
Notes Payable
Immersive Note
On December 31, 2007, we issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders, due on December 31, 2008. The note is secured by all of the Company’s assets. In addition, we granted 697,639 of warrants excersiable at $1.08 per share of common stock. We recorded a discount of $485,897 related to the relative fair value of the warrants, which was calculated using the Black-Scholes-Merton option pricing model. The warrants were amortized to interest expense over the one-year life of the note. There was $485,897 and $0 of amortization of the warrants for the years ended December 31, 2008 and 2007, respectively. We recorded and paid $150,000 of interest expense to Immersive during the year ended December 31, 2008. On March 31, 2008, we repaid $1,000,000 of the note.
On December 19, 2008, we amended the terms of the note with Immersive to extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. In addition, in the event that we receive (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the note shall become immediately due and payable. Immersive will have the option to convert the note during the pendency of any current open equity financing round at the price established in the open round at $1.00 for $1.00 basis or $1.65 per share including 606,060 warrants at $2.00 per share, whichever is less.
In conjunction with the amendment, we also agreed to issue contingent warrants for up to 250,000 shares of common stock, $0.001 par value per share, at $2.00 per share, for extending the note. Immersive shall receive a warrant to purchase 50,000 shares if the note is not repaid by March 31, 2009. For every month that the note remains outstanding thereafter, Immersive shall receive an additional warrant for 16,667 shares. The relative fair value related to these contingently issuable warrants is $221,114. We however did not recognize this amount as a debt discount at December 31, 2008 as the actual issuance of these warrants is directly contingent upon payment status of the note through the maturity of the note, and as such, represents a contingent amount that may or may not be realized by us. We shall recognize the appropriate amount to expense when the contingency is resolved and the related warrants issued, if any. The contingent beneficial conversion feature of the note will be calculated and recorded to debt discount upon the commencement of an applicable equity offering.
The various amendments of the note also resulted in terms that, pursuant to EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt for the twelve months ended December 31, 2008. There were no gain or loss recognized with the extinguishment of the debt.
Vision Opportunity Master Fund, Ltd. Bridge Financing
On December 30, 2008, we issued to Vision Opportunity Master Fund, Ltd. (“Vision”), 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $2,200,000. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10.0% per annum. The Debentures are secured by assets of the Company. The maturity date is December 30, 2009. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. At any time after the 90th calendar day following the Issue Date, the Debentures are convertible into shares of common stock of the Company at a conversion price of $1.65 per share, subject to adjustment, including reduction to the lesser of the then effective conversion price and $1.54 per share in the event that we fail to consummate an equity financing of at least $6,000,000 in net cash proceeds by March 30, 2009.
If, during the time that the Debentures are outstanding, we sell or grant any option to purchase (other than options issued pursuant to a plan approved by our board of directors), or sell or grant any right to reprice our securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of December 31, 2008, the conversion price of the Debentures has not been reduced.
The agreement provides that from December 30, 2008 to the date that the Debentures are no longer outstanding, if we or our sole subsidiary, T3 Motion, Ltd., (the “Subsidiary”), issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.65 per share. Vision is obligated to elect the Exchange if all of the following conditions are met: (i) the Subsequent Financing is consummated by March 31, 2009; (ii) the Subsequent Financing is in the form of convertible preferred stock of the Company, (iii) the Subsequent Financing is for gross proceeds of at least $6,000,000; and (iv) the Subsequent Financing includes at least 100% warrant coverage. On March 26, 2009, Vision granted us a 30-day extension until April 30, 2009, on the above terms.
The Purchase Agreement further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by a Vision (see Note 9) will be reduced to $1.65 per share. Vision received Series D Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate 666,666 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrants have a term of five years after the issue date of December 30, 2008. The reduction in exercise prices of Series B and C Warrants was deemed to be a modification under SFAS 123(R), Share-Based Payment, and resulted in additional recognition of approximately $79,000 as debt issuance cost at December 31, 2008. Moreover, the Company recorded a total debt discount of $1,215,638 for the effective beneficial conversion feature (“BCF”) of the debenture and debt discount related to the issuance of Series D Warrants. The debt discount for the Series D Warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants are amortized to interest expense over the one-year life of the note.
We have accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, FSP EITF 00-19-2, EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the Debentures was allocated between the Debentures, and the warrants, including the BCF, which amounted to $607,819 and $607,819, respectively. The discount of $1,215,638 related to the warrants, including the BCF, is being amortized over the term of the Debentures. We amortized $2,236 for the year ended December 31, 2008. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.
Equity
During the year ended December 31, 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006, the majority stockholder contributed $4,000,000 and $1,001,000, respectively to the Company’s equity.
Director Independence
Three of our directors, Steven Healy, David Snowden and Mary Schott are independent directors as that term is defined under Nasdaq’s Marketplace Rule 4200. All of the members of our audit committee, compensation committee and nominating committee are independent.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
KMJ Corbin & Company LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007. The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated.

	Years Ended December 31
	2008	2007

Audit Fees	$221,180	$106,500
Audit Related Fees	—	1,000
Tax Fees	2,800	2,126
All Other Fees	—	600
Total	$223,980	$110,226

(1)	Audit Fees — This category includes the audit of our annual financial statements and registration statement filed on Form S-1, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of our financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees — This category consists of tax compliance, tax advice and tax planning work.

(4)	All Other Fees — This category consists of fees for other miscellaneous items.
Pre-Approval Policies and Procedures of the Audit Committee
The audit committee has adopted policies and practices relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any pre-approval is detailed as to the particular service or type of services to be provided and is subject to a maximum dollar amount.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
A list of the financial statements of the Company filed as part of this annual report on Form 10-K can be found in the Index to Financial Statements on page F-1.
Exhibits
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (5)

10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006 (1)

10.6	Form of Distribution Agreement (1)

10.7	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007 (1)

10.8	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007 (1)

Exhibit
Number	Description

10.9	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007 (1)

10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007 (1)

10.11	Promissory Note issued to Immersive Media Corp., dated December 31, 2007 (1)

10.12	Common Stock Purchase Warrant issued to Immersive Media Corp., dated December 31, 2007 (1)

10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007 (1)

10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008 (1)

10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008 (1)

10.16	Series A Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008 (1)

10.17	Series B Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008 (1)

10.18	Series C Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008 (1)

10.19	GeoImmersive Image Data & Software Licensing Agreement dated July 9, 2008 (2)

10.20	Amendment to Promissory Note dated as of December 19, 2008 (3)

10.21	Securities Purchase Agreement, dated December 30, 2008 (4)

10.22	Form of 10% Secured Convertible Debenture (4)

10.23	Form of Series D Common Stock Purchase Warrant (4)

10.24	Subsidiary Guarantee, dated December 30, 2008 (4)

10.25	Security Agreement, dated December 30, 2008 (4)

10.26	Form of Lock-up Agreement, dated December 30, 2008 (4)

10.27	Director Offer Letter to Mary S. Schott from Registrant, dated January 16, 2009 (5)

10.28	Distribution Agreement, dated November 24, 2008 by and between the Registrant and CT&T*

10.29	Settlement Agreement dated as of February 20, 2009 by and between the Registrant on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other.*

10.30	Distribution Agreement dated as of March 20, 2009 by and between the Registrant and Spear International, Ltd.(6)

10.31	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Registrant and Immersive Media dated as of March 16, 2009.*

10.32	Securities Purchase Agreement dated as of March 31, 2009 by and between the Registrant and Ki Nam.*

10.33	Form of Convertible Promissory Note granted to Ki Nam.*

10.34	Form of Warrant granted to Ki Nam.*

10.35	Amendment to Debenture, Warrant and Securities Purchase Agreement.*

21.1	List of Subsidiaries (1)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009

T3 MOTION, INC.
FINANCIAL INFORMATION TABLE OF CONTENTS

Page
AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Other Comprehensive Loss	F-4
for the years ended December 31, 2008 and 2007 and period from March 16, 2006 (date of inception) through December 31, 2006

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity	F-5
for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006

Consolidated Statements of Cash Flows for the years ended	F-6 - F-7
December 31, 2008 and 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006

Notes to Consolidated Financial Statements	F-8 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders

T3 Motion, Inc.
We have audited the accompanying consolidated balance sheets of T3 Motion, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and for the period from March 16, 2006 (date of inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T3 Motion, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for years ended December 31, 2008 and 2007 and for the period March 16, 2006 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, the Company has incurred significant operating losses, had negative cash flows from operations in 2008 and 2007, had a working capital deficit of $598,056 and accumulated deficit of $24,375,827 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.
/s/ KMJ CORBIN & COMPANY LLP

Costa Mesa, California

March 31, 2009

T3 MOTION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,682,741	$4,932,272
Accounts receivable, net of reserves of $27,000 and $30,000, respectively	1,447,004	342,185
Related party receivable	33,248	24,563
Inventories	1,814,469	1,219,094
Prepaid expenses and other current assets	612,795	59,467

Total current assets	5,590,257	6,577,581
Property and equipment, net	1,197,170	1,005,863
Intangible asset, net	625,000	—
Deposits	491,761	44,782

Total assets	$7,904,188	$7,628,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,381,487	$1,105,649
Accrued expenses	785,494	627,237
Related party payables	2,034,734	689,990
Related party note payable, net of debt discount	986,598	1,514,103

Total current liabilities	6,188,313	3,936,979
Long-term liabilities:
Related party note payable	1,000,000	—

Total liabilities	7,188,313	3,936,979

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,592,428 and 39,131,685 shares issued and outstanding, respectively	43,593	39,132
Additional paid-in capital	25,043,452	15,730,922
Accumulated deficit	(24,375,827)	(12,078,030)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	4,657	(777)

Total stockholders’ equity	715,875	3,691,247

Total liabilities and stockholders’ equity	$7,904,188	$7,628,226

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

			For the Period
			From March
			16, 2006
			(Inception)
	Years Ended		Through
	December 31,		December 31,
	2008	2007	2006
Revenues	$7,589,265	$1,822,269	$—
Cost of revenues	9,292,876	3,928,525	—

Gross loss	(1,703,611)	(2,106,256)	—

Operating expenses:
Sales and marketing	2,290,253	1,724,779	—
Research and development	1,376,226	1,243,430	1,251,169
General and administrative	6,250,632	3,454,496	2,215,460

Total operating expenses	9,917,111	6,422,705	3,466,629

Loss from operations	(11,620,722)	(8,528,961)	(3,466,629)

Other income (expense):
Interest income	55,091	3,239	826
Other (expense) income	(73,783)	12,426	—
Interest expense	(657,583)	(63,136)	(34,195)

Total other expense, net	(676,275)	(47,471)	(33,369)

Loss before provision for income taxes	(12,296,997)	(8,576,432)	(3,499,998)
Provision for income taxes	800	800	800

Net loss	(12,297,797)	(8,577,232)	(3,500,798)
Other comprehensive loss:
Foreign currency translation income (loss)	5,434	(777)	—

Comprehensive loss	$(12,292,363)	$(8,578,009)	$(3,500,798)

Net loss per share:
Basic	$(0.29)	$(0.24)	$(0.12)

Diluted	$(0.29)	$(0.24)	$(0.12)

Weighted average common shares outstanding:
Basic	42,387,549	35,223,795	30,126,980

Diluted	42,387,549	35,223,795	30,126,980

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Other
				Comprehensive
	Common		Additional	Income	Accumulated	Stockholders’
	Stock Shares	Amount	Paid-in Capital	(Loss)	Deficit	(Deficit) Equity

Balance, March 16, 2006 (Date of Inception)	30,000,000	$30,000	$(29,000)	$—	$—	$1,000
Issuance of common stock for notes receivable	909,090	909	299,091	—	—	300,000
Capital contributed by the majority stockholder	—	—	1,000,000	—	—	1,000,000
Converstion of related-party debt for shares of common stock	3,012,122	3,012	990,988	—	—	994,000
Net loss	—	—	—	—	(3,500,798)	(3,500,798)

Balance, December 31, 2006	33,921,212	33,921	2,261,079	—	(3,500,798)	(1,205,798)
Issuance of common stock for cash, net of issuance costs of $210,000	2,911,622	2,912	3,385,088	—	—	3,388,000
Issuance of common stock for a note receivable	2,298,851	2,299	1,997,701	—	—	2,000,000
Capital contributed by the majority stockholder	—	—	4,000,000	—	—	4,000,000
Conversion of related-party debt to equity	—	—	1,673,279	—	—	1,673,279
Value of warrants issued with debt	—	—	485,897	—	—	485,897
Share-based compensation expense	—	—	1,927,878	—	—	1,927,878
Foreign currency translation loss	—	—	—	(777)	—	(777)
Net loss	—	—	—	—	(8,577,232)	(8,577,232)

Balance, December 31, 2007	39,131,685	39,132	15,730,922	(777)	(12,078,030)	3,691,247
Issuance of common stock for cash, net of issuance costs of $240,240	4,420,743	4,421	6,664,742	—	—	6,669,163
Foreign currency translation income	—	—	—	5,434	—	5,434
Issuance of common stock for outside services	40,000	40	79,960	—	—	80,000
Value of warrants issued with debt	—	—	1,215,638	—	—	1,215,638
Value of debt issuance costs	—	—	79,000	—	—	79,000
Correction of prior year related-party conversion of debt to equity	—	—	(93,300)	—	—	(93,300)
Share-based compensation expense	—	—	1,366,490	—	—	1,366,490
Net loss	—	—	—	—	(12,297,797)	(12,297,797)

Balance, December 31, 2008	43,592,428	43,593	$25,043,452	$4,657	$(24,375,827)	$715,875

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			Period
			From
			March 16,
			2006
			(Inception)
	Years Ended		Through
	December 31,		December
	2008	2007	31, 2006
Cash flows from operating activities:
Net loss	$(12,297,797)	$(8,577,232)	$(3,500,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,000	30,000	—
Depreciation and amortization	720,206	191,736	51,178
Loss on disposal of property and equipment	74,516	—	—
Warranty expense	417,857	410,795	—
Share based compensation expense	1,366,490	1,927,878	—
Investor relations expense	1,406,206
Amortization of debt discount	488,133	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,107,819)	(372,185)	—
Inventories	(595,375)	(929,387)	(289,707)
Prepaid expenses and other current assets	(474,328)	19,345	(78,812)
Security deposits	(2,925)	(44,782)	—
Accounts payable and accrued liabilities	1,226,238	688,606	633,485

Net cash used in operating activities	(8,775,598)	(6,655,226)	(3,184,654)

Cash flows from investing activities:
Loans/advances to related parties	(11,685)	(24,563)	—
Deposits on fixed assets	(444,054)	—	—
Purchases of property and equipment	(619,929)	(756,304)	(216,002)
Repayment of loans/advances to related parties	3,000	—	—
Purchase of data license from related party	(1,000,000)	—	—
Proceeds from the sale of property and equipment	8,900	—	—

Net cash used in investing activities	(2,063,768)	(780,867)	(216,002)

Cash flows from financing activities:
Notes payable from related parties	2,200,000	2,000,000	—
Loans/advances from related parties	715,000	4,236,778	2,790,744
Payment of loans from related parties	(1,999,762)	(3,562,224)	(384,500)
Proceeds from related party note receivable	—	2,300,000	—
Proceeds from the sale of common stock and contributions from stockholder	6,669,163	7,388,000	1,001,000

Net cash provided by financing activities	7,584,401	12,362,554	3,407,244

Effect of exchange rates on cash	5,434	(777)	—

Net (decrease) increase in cash and cash equivalents	(3,249,531)	4,925,684	6,588
Cash and cash equivalents, beginning of year	4,932,272	6,588	—

Cash and cash equivalents, end of year	$1,682,741	$4,932,272	$6,588

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			For the
			Period
			From
			March 16,
			2006
			(Inception)
	Years Ended		Through
	December 31,		December
	2008	2007	31, 2006
Supplemental disclosure of cash flow information:
Interest paid during the period	$158,382	$—	$—

Income taxes paid during the period	$1,600	$800	$800

Supplemental disclosure of non cash investing and financing activities:
Issuance of common stock for note receivable	$—	$2,000,000	$300,000

Conversion of accrued liability to related-party payable	$210,000	$—	$—

Fair value of stock warrants issued with debt	$1,215,638	$485,897	$—

Fair value of loan issuance costs	$79,000	$—	$—

Transfer of property and equipment from related parties	$—	$—	$276,471

Conversion of related party debt to equity	$(93,300)	$1,673,279	$994,000

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2008 and 2007
NOTE 1 — DESCRIPTION OF BUSINESS
Organization
T3 Motion, Inc. (the “Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures T3 Series vehicles, which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. The Company was in development stage until January 2007 when it began generating substantial revenues from selling its vehicles.

Effective December 15, 2006, the Company declared a 30,000-to-1 stock split of the Company’s common stock. All share amounts have been adjusted throughout the financial statements for this stock split.

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at December 31, 2008 accumulated deficit amounted to $24,375,827 and a working capital deficit of $598,056. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least June 30, 2009. The Company started selling its vehicles in 2007 and it has obtained equity financing, net of offering costs, from third parties of $6,669,163 and received proceeds from related-party notes of $2,200,000 during 2008 (see Notes 8 and 9) and plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiary, T3 Motion Ltd. (UK). All significant inter-company accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to, collectability of accounts receivable, recoverability of long-lived assets, realizability of inventories, warranty accruals, stock-based transactions and compensation and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Foreign Currency Translation
The Company measures the financial statements of its foreign subsidiary using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Gains and losses from foreign currency translations are included in other comprehensive income (loss). Translation gains (losses) of $5,434 and $(777) were recognized during the years ended December 31, 2008 and 2007, respectively.
Concentrations of Credit Risk

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash
The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s cash balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At December 31, 2008 the Company had a balance of $1,306,602 in excess of the FDIC limit.
Accounts Receivable
The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2008 and 2007, the Company has an allowance for doubtful accounts of $27,000 and $30,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of December 31, 2008 and 2007, no one customer accounted for more than 10% of total accounts receivable and two customers accounted for approximately 35% of total accounts receivable, respectively. No customer accounted for more than 10% of revenue for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006.
Accounts Payable
As of December 31, 2008 and 2007, no one vendor accounted for more than 10% of total accounts payable and one vendor accounted for approximately 25% of total accounts payable, respectively. No customer accounted for more than 10% of purchases for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006.
Inventories
Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories.
Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated lives or the remaining lease term. Significant renewals and betterments are capitalized. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the consolidated statement of operations.
Impairment of Long-Lived Assets
The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2008 and 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of long-lived assets in the future.

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expense, related party payables and related party notes payable. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at December 31, 2008 and 2007.
Revenue Recognition
The Company recognizes revenues in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 11), and has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
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
The Company has executed various distribution agreements whereby the distributors agreed to purchase T3 Series packages (one T3 Series, two power modules, and one charger per package). The terms of the agreements require minimum re-order amounts for the vehicles to be sold through the distributors in specified geographic regions. Under the terms of the agreements, the distributor takes ownership of the vehicles and the Company deems the items sold at delivery to the distributor.
Share Based Compensation
The Company maintains a stock option plan (see Note 10) and records expenses attributable to the Company’s stock option plan pursuant to SFAS No. 123(R), Share-Based Payment.

Under SFAS No. 123(R), the Company amortizes the fair value of stock-based compensation on a straight-line basis over the requisite service (vesting) period for the entire award.
The company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.
Beneficial Conversion Features and Debt Discounts
The convertible features of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) No. 98-5, Accounting For convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ration” and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain convertible Instruments.” The relative fiar values of the BCF’s have been recorded as discounts from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The company will record the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company’s common stock.

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be realized through future operations.
Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options and warrants to purchase approximately 11.8 million and 6.1 million shares of common stock were outstanding at December 31, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period. No options or warrants were outstanding at December 31, 2006.
Research and Development
The Company expenses research and development costs as incurred.
Advertising
Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (inception) through December 31, 2006 were $28,539, $73,839 and $63,109, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Business Segments
The Company currently only has one reportable business segment due to the fact that the Company derives its revenue from one product. The revenue from geographic regions is immaterial and is therefore, not disclosed separately.
Recent Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3 (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The Company does not expect the implementation of FSP 157-3 to have a material impact on the consolidated financial statements.
In September 2008, the FASB issued EITF Issue 07-5, Determining Whether an Instrument(or an Embedded Feature) is Indexed to an Entity’s Own Stock,, superseding EITF Issue 01-6, The Meaning of Indexed to a Company’s Own Stock, establishing a two step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own for the purposes of determining whether the scope exception described in paragraph 11(a) of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, can be applied. EITF Issue 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this EITF as of the beginning of 2009 and is accessing the impact on its consolidated financial statements.

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In February 2008, the FASB issued FASB Staff Position FSP FAS No. 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157 (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, which requires entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 5, 2008. The Company will adopt this statement as of the beginning of 2009 and is currently assessing the potential impact of adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) is effective for fiscal years beginning December 31, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB no.141(R) should not be adjusted upon the adoption of SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquire or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141 (R) will have no impact on the Company’s results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on the Company’s results of operations, financial position or cash flows in the future when it is applied to acquisitions in the unlikely event that any should occur beginning in fiscal year 2009.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually. There is no effect on its consolidated financial statements.
NOTE 3 — INVENTORIES
Inventories consists of the following at December 31:

	2008	2007
Raw materials	$1,170,278	$1,033,680
Work-in-process	540,260	60,892
Finished goods	103,931	124,522

	$1,814,469	$1,219,094

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2008	2007
Prepaid inventory	$355,720	$28,240
Prepaid expenses and other current assets	257,075	31,227

	$612,795	$59,467

NOTE 5 — INTANGIBLE ASSETS
On March 31, 2008, the Company paid $1,000,000 to Immersive Media Corporation (“Immersive”), one of the Company’s shareholders, to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database. The Company was granted the right to map and, in partnership with Immersive, will produce and distribute the content of South Korea. The Company will be paid a licensing fee for the usage of any data that it has mapped. In addition, the Company will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive database. The data license is included in intangible assets and is amortized over the life of the license. During 2008, the Company recorded $375,000 of amortization expense which is included in general and administrative expenses.
On March 16, 2009, the Company revised the terms of the agreement to revise the start of the two year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, the Company ceased amortizing the license and will test annually for impairment until the post-production of the data is complete. Once post production is complete, the Company anticipates amortizing the license over two years.
Intangible assets consisted of the following at December 31, 2008:

	Estimated
	Useful Life	2008
Geolmmersive License Agreement	2 Years	$1,000,000
Less: Accumulated amortization		(375,000)

		$625,000

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31:

	2008	2007
Office and computer equipment	$290,760	$150,791
Demonstration vehicles	368,685	352,124
Manufacturing equipment	976,735	637,197
Leasehold improvements	113,765	108,665

	1,749,945	1,248,777
Less accumulated depreciation	(552,775)	(242,914)

	$1,197,170	$1,005,863

Depreciation expense consisted of the following:

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			For the Period
			From March 16,
			2006 (Inception)
			Through
	For the Years Ended December 31,		December 31,
	2008	2007	2006

Cost of revenues	$176,818	$119,355	$—
General and administrative	168,388	72,381	51,178

	$345,206	$191,736	$51,178

NOTE 7 — INCOME TAXES
The provision for income taxes consists of the following for the years ended December 31, 2008 and 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006:

	2008	2007	2006
Current:
Federal	$—	$—	—
State	800	800	800
Foreign	—	—	—

	800	800	800

Deferred:
Federal	(3,799,565)	(2,228,726)	(1,187,457)
State	(1,108,919)	(591,164)	(305,575)
Foreign	(54,227)	(30,529)

	(4,962,711)	(2,850,419)	(1,493,032)

Less change in valuation allowance	4,962,711	2,850,419	1,493,032

	$800	$800	800

Income taxes differ from the amounts computed by applying the federal income tax rate of 34.0%. A reconciliation of this difference is as follows:

	2008	2007	2006
Taxes calculated at federal rate	$(4,183,747)	$(2,915,987)	(1,189,999)
State tax, net of federal benefit	528	528	528
Exclusion of certain meals and entertainment	4,033	1,170	308
Foreign losses — not benefitted	61,458	34,600	—
Incentive stock options	453,197	638,725	—
Research credits	(135,710)	—	—
Other, net	1,496	5,428	2,778
Valuation allowance — federal	3,799,545	2,236,336	1,187,185

Net deferred tax asset	$800	$800	800

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of the net deferred assets as of December 31 are as follows:

	2008	2007
Accruals and reserves	$227,081	$202,523
Basis difference in fixed assets	(102,525)	(60,426)
Stock options	21,109	21,109
Tax credits	278,458	—
Net operating loss carryforward	8,882,039	4,180,245

	9,306,162	4,343,451
Valuation allowance — federal	(9,306,162)	(4,343,451)

Net deferred tax asset	$—	$—

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 2008, the Company has available net operating loss carry forwards of approximately $20,484,000 for federal and $20,732,000 for state purposes and $283,000 for foreign purposes which start to expire beginning in 2026 for federal and 2016 for California purposes and carryforward indefinitely for foreign purposes. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership. The Company also has federal and state research and experimentation tax credits of approximately $135,000 and $143,000, respectively, that begin to expire in 2027 for federal purposes and have an indefinite carryforward for state purposes.
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
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties,

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. Upon adoption of FIN No. 48, no adjustment to the consolidated financial statements was required. There were no adjustments required for the year ended December 31, 2008.
The Company recognizes interest and penalties related to unrecognized tax benefits (if any) within the income tax expense line in the accompanying condensed consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the condensed consolidated balance sheet.
NOTE 8 — RELATED PARTY NOTES PAYABLE
Related party notes payable, net of discounts consisted of the following at December 31:

	2008	2007
Note payable to Immersive Media Corp., 12% interest rate, net of discount of $0 and $485,897, respectively	$1,000,000	$1,514,103
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $1,213,402 and $0, respectively	986,598	—

	$1,986,598	$1,514,103

The aggregate annual maturities for notes and contracts payable in each of the years after December 31, 2008, are as follows:

Notes
Year	payable
2009	$2,200,000
2010	$1,000,000
Immersive Note
On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders, due on December 31, 2008. The note is secured by all of the Company’s assets. In addition, the Company granted 697,639 of warrants excersiable at $1.08 per share of common stock. The Company recorded a discount of $485,897 related to the relative fair value of the warrants, which was calculated using the Black-Scholes-Merton option pricing model. The warrants were amortized to interest expense over the one-year life of the note. There was $485,897 and $0 of amortization of the warrants for the years ended December 31, 2008 and 2007, respectively. The Company recorded and paid $150,000 of interest expense to Immersive during the year ended December 31, 2008. On March 31, 2008, the Company repaid $1,000,000 of the note.
On December 19, 2008, the Company amended the terms of the note with Immersive to extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. In addition, in the event that the Company receive (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the note shall become immediately due and payable. Immersive will have the option to convert the note during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65, per share including 606,060 warrants at $2.00 per share whichever is less.
In conjunction with the amendment, the Company also agreed to issue contingent warrants for up to 250,000 shares of common stock, $0.001 par value per share, at $2.00 per share, for extending the note. Immersive shall receive a warrant to purchase 50,000 shares if the note is not repaid by March 31, 2009. For every month that the note remains outstanding thereafter, Immersive shall receive an additional warrant for 16,667 shares. The relative fair value related to these contingently issuable warrants is $221,114. The Company however did not recognize

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
this amount as a debt discount at December 31, 2008 as the actual issuance of these warrants is directly contingent upon payment status of the note through the maturity of the note, and as such, represents a contingent amount that may or may not be realized by the Company. The Company shall recognize the appropriate amount to interest expense when the contingency is resolved and the related warrants are issued, if any. The Contingent beneficial conversion feature of the note will be calculated and recorded to debt discount upon the commencement of an applicable equity offering.
The various amendments of the note also resulted in terms that, pursuant to EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt for the twelve months ended December 31, 2008. There was no gain or loss recognized with the extinguishment of the debt.
Vision Opportunity Master Fund, Ltd. Bridge Financing
On December 30, 2008, the Company issued to Vision Opportunity Master Fund, Ltd. (“Vision”), 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $2,200,000. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10.0% per annum. The Debentures are secured by assets of the Company. The maturity date is December 30, 2009. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. At any time after the 90th calendar day following the Issue Date, the Debentures are convertible into shares of common stock of the Company at a conversion price of $1.65 per share, subject to adjustment, including reduction to the lesser of the then effective conversion price and $1.54 per share in the event that the Company fails to consummate an equity financing of at least $6,000,000 in net cash proceeds by March 30, 2009.
If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by the Company’s board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of September 30, 2008, the conversion price of the Debentures has not been reduced.
The agreement provides that from December 30, 2008 to the date that the Debentures are no longer outstanding, if the Company or its sole subsidiary, T3 Motion, Ltd., (the “Subsidiary”), issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.65 per share. Vision is obligated to elect the Exchange if all of the following conditions are met: (i) the Subsequent Financing is consummated by March 31, 2009; (ii) the Subsequent Financing is in the form of convertible preferred stock of the Company, (iii) the Subsequent Financing is for gross proceeds of at least $6,000,000; and (iv) the Subsequent Financing includes at least 100% warrant coverage. On March 30, 2009, Vision granted the Company a 30-day extension until April 30, 2009, on the above terms.

The Purchase Agreement further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by a Vision (see Note 9) will be reduced to $1.65 per share. Vision received Series D Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate 666,666 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrants have a term of five years after the issue date of December 30, 2008. The reduction in exercise prices of Series B and C Warrants was deemed to be a modification under SFAS 123(R), Share-Based Payment, and resulted in additional recognition of approximately $79,000 as debt issuance cost at December 31, 2008. Moreover, the Company recorded a total debt discount of $1,215,638 for the effective beneficial conversion feature (BCF) of the debenture and debt discount related to the issuance of Series D Warrants. The debt discount for the Series D Warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants are amortized to interest expense over the one-year life of the note.
The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, FSP EITF 00-19-2, EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. The value of the Debentures was allocated between the Debentures, and the warrants, including the BCF, which amounted to $607,819 and $607,819, respectively. The discount of $1,215,638 related to the warrants, including the BCF, is being amortized over the term

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of the Debentures. The Company amortized $2,236 for the year ended December 31, 2008. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.
NOTE 9 — EQUITY
Pursuant to a registration statement filed with the SEC that was declared effective on August 12, 2008, the Company sold 125,000 shares of its common stock at $2.00 per share for net proceeds of $237,500. The offering to the public was a self-filing on a “best efforts” basis. On October 31, 2008, the Company filed a Post-Effective Amendment No. 1 to the Registration Statement to deregister the 4,875,000 shares of common stock of the Company remaining unsold under the Registration Statement issuable directly by the Company, and to terminate the offering under the Registration Statement effective as of October 31, 2008 with respect to such shares.
The Company offered up to 6,060,606 shares of common stock, at a purchase price of $1.65 per share, or up to an aggregate purchase price of $10,000,000, on a “best efforts” basis to selected qualified investors (the “Offering”). There was no minimum offering. This Offering closed on May 12, 2008, and the Company raised approximately $6,659,000 and issued 4,295,743 shares of common stock, including the $6,000,000 invested by Vision on March 28, 2008 (see below). The Company incurred $227,742 of issuance costs and issued 120,000 warrants at an exercise price of $1.54 per common share for services rendered. The proceeds of this Offering were delivered to the Company at multiple closings. The Company used the proceeds for working capital requirements, repayment of debt and purchased a data license.
On March 28, 2008, the Company entered into an agreement with Vision to sell 3,896,104 shares of the Company’s common stock for $6,000,000. The proceeds from the sale were used for working capital requirements, purchase of a data license and to pay down debt. The terms of the agreement stipulate that the Company shall use its best efforts to qualify the common stock for quotation on a trading market as soon as practicable, but in no event later than the later of (a) May 30, 2009, or (b) the 90th day after the effectiveness of the registration statement on Form S-1 registering some or all of the common stock. The shares and warrants have purchase price protection granting Vision the right to receive additional shares calculated on a weighted-average basis for any subsequent financing. In addition, Vision was granted three classes of stock purchase warrants as follows: Series A Stock Purchase Warrants, which granted Vision the right to purchase 1,298,701 shares of common stock at $1.08 per share; Series B Stock Purchase Warrant, which granted Vision the right to purchase 1,298,701 shares of common stock at $1.77 per share; and Series C Stock Purchase Warrant, which granted Vision the right to purchase 1,298,701 shares of common stock at $2.00 per share. All three classes of warrants expire after five years. The exercise price of the Series B and C stock purchase warrants were revised in December 2008 (see Note 8)
Pursuant to the consulting agreement dated September 17, 2008, the Company authorized 160,000 shares at $2.00 per share, to Investor Relations Group for investor relationship services to be rendered from September 17, 2008 through September 17, 2009. The shares vest 1/12th each month. The consulting agreement can be cancelled with a 30 day cancellation notice by either party. As of December 31, 2008, 40,000 shares of common stock were issued under the consulting agreement and in accordance with EITF 00-18, and EITF 96-18, the fair value of the shares issued and earned of $80,000 was recorded to expense.
On December 31, 2007, the Company raised $5.0 million through an equity and debt financing transaction with Immersive. The Company issued and sold 1,851,852 shares of common stock at $1.62 per share to Immersive for a total purchase price of $3,000,000. The Company also issued a 12% secured promissory note in the amount of $2,000,000 due December 31, 2008 (see Note 8). In connection with the promissory note, the Company granted warrants to purchase 697,639 shares of common stock, exercisable at $1.081 per share. The warrants are exercisable for five years. Upon the completion of the $3,000,000 equity financing, the Company agreed to pay a third-party consulting firm $210,000 as a finder’s fee (See Note 12).
See Note 12 for related-party equity transactions.
In addition, during 2007, the Company sold 1,059,770 shares of common stock for $598,000.
NOTE 10- STOCK OPTIONS AND WARRANTS
Common Stock Options
On August 15, 2007 the Company adopted the Equity Incentive Plan (the “Plan”), under which direct stock awards or options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company. The Plan was administered by the Board of Directors. The Plan permitted the issuance of up to 7,450,000 shares of the Company’s common stock. Options granted under the Plan vest 25% per year over four years and expire 10 years from the date of grant.

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of common stock option activity under the Plan for the period ended December 31, 2007 and 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding-August 15, 2007	—	$—
Options granted	5,391,500	0.63
Options exercised	—	—
Options cancelled	—	—

Options outstanding — January 1, 2008	5,391,500	0.63
Options granted	1,220,000	1.29
Options exercised	—	—
Options forfeited	(143,333)	.60
Options cancelled	—	—

Total options outstanding — December 31, 2008	6,468,167	$0.76	9.08	$5,781,825

Options exercisable—December 31, 2008	3,256,924	$0.64	8.94	$3,302,895

Options vested and expected to vest—December 31, 2008	6,358,519	$0.75	9.08	$5,695,729

Options available for grant under the Plan at December 31, 2008	981,833

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Weighted Average
Prices	Number of shares	Life	Price	Number of shares	Exercise Price
		(in years)
$ 0.60	4,448,167	9.0	$0.60	2,569,424	$0.60
$ 0.77	1,000,000	8.9	$0.77	687,500	$0.77
$ 1.40	925,000	9.8	$1.40	—	—
$ 1.70	95,000	9.7	$1.70	—	—

	6,468,167	9.1	$0.76	3,256,924	$0.64

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Summary of Assumptions and Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. The Company has only granted service based awards. In estimating fair value, expected volatilities used by the Company were based on the historical volatility of the underlying common stock of its peer group, and other factors such as implied volatility of traded options of a comparable peer group. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods of a comparable peer group. The risk-free rate used to calculate the fair value is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.
The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options and warrants granted by the Company, along with certain other pertinent information:

	Years Ended December
	31,
	2008	2007
Expected term (in years)	6.1	5.0
Expected volatility	93% – 100%	114.0%
Risk-free interest rate	2.2% – 3.4%	3.45%
Expected dividends	—	—
Forfeiture rate	2.80%	2.80%

Weighted-average grant date fair value per share	$1.33	$0.95

Upon the exercise of common stock options, the Company issues new shares from its authorized shares.
At December 31, 2008, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through 2012 related to unvested common stock options is approximately $3.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 8 and 9). Such warrants are issued outside of the Plan. A summary of the warrant activity for the year ended December 31, 2008 is presented below:

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life	Value
			(in years)
Warrants outstanding - January 1, 2007	—	—

Warrants granted	697,639	$1.08
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding - January 1, 2008	697,639	1.08

Warrants granted (See Notes 8 and 9)	4,682,769	1.54
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable—December 31, 2008	5,380,408	$1.48	4.39	$1,150,416

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases two facilities in Costa Mesa, California under non-cancelable operating lease agreements that expire in 2009 and 2012, respectively. These leases require monthly lease payments of approximately $8,000 and $27,000 per month, respectively. In addition, the Company has one automobile lease that expires in December 2009.
Lease expense for the facilities and automobiles were approximately $447,000, $407,000 and $168,000 for the years ended December 31, 2008 and 2007, and the period from March 16, 2006 (date of inception) through December 31, 2006, respectively.
Future minimum annual payments under these non-cancelable operating leases and automobile leases as of December 31, 2008 are as follows:

Years
Ending
December 31,	Total
2009	$ 389,000
2010	299,000
2011	309,000
2012	214,000

$ 1,211,000

Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility and automobile leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities and automobiles, respectively. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.
Warranties
The Company’s warranty policy generally provides coverage for components of the vehicle, power modules, and charger system that the Company produces. Typically, the coverage period is the shorter of one calendar year or 2,500 miles, from the date of sale. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using estimated information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims.
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
On June 25, 2008, the Company elected to upgrade or replace approximately 500 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The charges were placed in service between January 2007 and April 2008. The Company is notifying customers informing them of the need for an upgrade and will begin sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by June 2009.
The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheet as of and for the years ended December 31:

	2008	2007
Beginning balance, January 1,	$296,000	$—
Charged to cost of revenues	417,857	410,795
Usage	(351,388)	(114,795)

Ending balance, December 31,	$362,469	$296,000

Legal Contingency
In the ordinary course of business, the Company may face various claims brought by third parties and may from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of the Company’s products. Any of these claims could subject us to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the consolidated operations or financial position.

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 — RELATED PARTY TRANSACTIONS
The following table reflects the activity of the related party transactions as of the respective periods.

	Notes	Related
	receivable/	party
	advances	payables	Notes Payable
2006 Activity
Borrowings	$300,000	$2,756,549	$—
Interest accrued on balance of payables	—	34,195	—
Fixed asset contribution	—	276,471	—
Payments	—	(384,500)	—
Conversion to equity	—	(994,000)	—

Balance at December 31, 2006	300,000	1,688,715	—
Borrowings	2,024,563	4,174,205	2,000,000
Interest accrued on balance of payables	—	62,573	—
Payments	(2,300,000)	(3,562,224)	—
Discount on debt	—	—	(485,897)
Conversion to equity	—	(1,673,279)	—

Balance at December 31, 2007	24,563	689,990	1,514,103
Borrowings	11,685	715,000	2,200,000
Payments	(3,000)	(999,762)	(1,000,000)
Sooner agreement	—	1,536,206	—
Correction of prior year related-party conversion of debt to equity	—	93,300	—
Amortization of discount on debt	—	—	488,133
Discount on debt	—	—	(1,215,638)

Balance at December 31, 2008	$33,248	$2,034,734	$1,986,598

Accounts Receivable
The Company advanced $28,902 to Graphion Technology USA LLC, (“Graphion”), to be used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand.

As of December 31, 2008 and 2007, there was an outstanding employee receivable of $4,346 and $2,910, respectively.
Prepaid Expenses
As of December 31, 2008, there was $120,000 of prepaid inventory from Graphion. There were no amounts at December 31, 2007.
Notes Receivable
In 2007 and 2006, the Company issued 3,207,941 shares of common stock for $2,300,000 short-term non-interest bearing notes receivable. During the year ended December 31, 2007, all amounts were paid in full.
Related Party Payables
During 2008, the Company purchased $635,749 of parts and had an outstanding accounts payable balance of $120,749 from Graphion. During the year ended December 31, 2007, the Company did not have any transactions with Graphion.
As of December 31, 2008, the Company had an outstanding balance accounts payable of $71,696 for expense reimbursements to the Chief Executive Officer. There were no outstanding amounts at December 31, 2007.
The Company received advances from Power Wireless Systems, Delta Motors, LLC and My Ventures, LLC to be used for operating requirements. These companies were established by the Company’s Chief Executive Officer and are under common ownership. The advances bear interest at 3.88% and were due upon demand. During 2006, $994,000 of the balance was converted into 3,012,122 shares of common stock. As of December 31, 2006, the balances due to these companies were $418,521, $219,215 and $1,050,979, respectively. During 2007, $1,673,279 of the outstanding balance was converted to equity. There was no recognition of a gain or loss on conversion. There were no amounts due to these entities as of December 31, 2007.
During 2007, $1,673,279 of the outstanding balance was converted to equity. There was no recognition of a gain or loss on conversion. There were no amounts due to these entities as of December 31, 2007. The Company recorded approximately $65,000 and $35,000 of interest expense as of December 31, 2007 and 2006, respecitvely. During 2008, the Company corrected an error related to the conversion of the debt to equity of $93,300. The amount was a reimbursement for prior year costs incurred.
During 2008 and 2007, the CEO advanced $715,000 and $1,644,990, respectively, of which $999,762 and $955,000, respectively, were repaid. The remaining balance of $498,527 is due upon demand.
Prior to January 1, 2008, all employees were employed and all salary and bonuses were paid by My Ventures, LLC. The Company reimbursed My Ventures, LLC for all payroll costs incurred. Prior to 2007, some employees performed limited services for My Ventures, LLC.

T3 MOTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On February 20, 2009, the Company entered into a settlement agreement with Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Albert released the Company from its obligations to issue certain securities upon the occurance of certain events, under the agreement dated December 30, 2007 in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206 for investor relations services performed. The Company recorded the value of the shares in related-party payables at December 31, 2008 as the settlement agreement did not relate to 2009 activity. $210,000 of this total was previously recorded as issuance costs in 2007 and the remaining $1,362,206 was recorded in general and administrative expense. (See Note 9).
Fixed Assets
During 2006, the Company received an aggregate of $276,471 of property and equipment from related parties which was recorded in related party payables.
Intangible Asset — see Note 5
Notes Payable — see Note 8

Equity
During the year ended December 31, 2007 and the period from March 16, 2006 (date of inception) through December 31, 2006, the majority stockholder contributed $4,000,000 and $1,001,000, respectively to the Company’s equity.
NOTE 13 — SUBSEQUENT EVENTS
On February 20, 2009, the Company entered into a settlement agreement with Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., (See Note 12).
On March 16, 2009, the Company revised the terms of the GeoImmersive License Agreement (See Note 5).
On March 30, 2009, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam may lend the Company up to $1,000,000, including approximately $498,000 which has already been advanced by Mr. Nam for operating requirements. The line of credit will remain open until the Company raises $10.0 million in equity. The note will bear interest at 10.0% per annum. In the event the Company receives (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note shall become immediately due and payable. The Company agreed to issue warrants up to 303,030 shares of common stock, $0.001 par value per share, at $2.00 per share. The total warrants to be issued will depend on the final amount of the loan. The loan is due on March 31, 2010. The loan is convertible into shares of common stock of the Company at a conversion price of $1.65 per share and include additional warrants of up to 303,030 at $2.00 per share upon conversion. The value of the note will be allocated between the note and warrants, including this BCF. Any discount related to the warrants, including the BCF will be recorded as a discount of debt and amortized over the term of the note.

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC.

Dated: March 31, 2009	By:	/s/ Ki Nam
Ki Nam,
President, Chief Executive Officer and Chief Operating Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ki Nam	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2009

Ki Nam

/s/ Kelly J. Anderson	Director and Chief Financial Officer (principal financial officer)	March 31, 2009

David Snowden

/s/ David Snowden	Director	March 31, 2009

Steven J. Healy

/s/ Steven J. Healy	Director	March 31, 2009

Mary S. Schott

/s/ Mary S. Schott	Director	March 31, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (5)

10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006 (1)

10.6	Form of Distribution Agreement (1)

10.7	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007 (1)

10.8	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007 (1)

10.9	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007 (1)

10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007 (1)

10.11	Promissory Note issued to Immersive Media Corp., dated December 31, 2007 (1)

10.12	Common Stock Purchase Warrant issued to Immersive Media Corp., dated December 31, 2007 (1)

10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007 (1)

10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008 (1)

10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008 (1)

10.16	Series A Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008 (1)

10.17	Series B Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008 (1)

10.18	Series C Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008 (1)

Exhibit
Number	Description

10.19	GeoImmersive Image Data & Software Licensing Agreement dated July 9, 2008 (2)

10.20	Amendment to Promissory Note dated as of December 19, 2008 (3)

10.21	Securities Purchase Agreement, dated December 30, 2008 (4)

10.22	Form of 10% Secured Convertible Debenture (4)

10.23	Form of Series D Common Stock Purchase Warrant (4)

10.24	Subsidiary Guarantee, dated December 30, 2008 (4)

10.25	Security Agreement, dated December 30, 2008 (4)

10.26	Form of Lock-up Agreement, dated December 30, 2008 (4)

10.27	Director Offer Letter to Mary S. Schott from Registrant, dated January 16, 2009 (5)

10.28	Distribution Agreement, dated November 24, 2008 by and between the Registrant and CT&T*

10.29	Settlement Agreement dated as of February 20, 2009 by and between the Registrant on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other.*

10.30	Distribution Agreement dated as of March 20, 2009 by and between the Registrant and Spear International, Ltd.(6)

10.31	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Registrant and Immersive Media dated as of March 16, 2009.*

10.32	Securities Purchase Agreement dated as of March 31, 2009 by and between the Registrant and Ki Nam.*

10.33	Form of Convertible Promissory Note granted to Ki Nam.*

10.34	Form of Warrant granted to Ki Nam.*

10.35	Amendment to Debenture, Warrant and Securities Purchase Agreement.*

21.1	List of Subsidiaries (1)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009