Form 10-Q
period 2009-03-31
T3 Motion, Inc.
filed 2009-05-15
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File Number 333-150888
T3 MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4987549 (I.R.S. Employer Identification No.)

2990 Airway Avenue, Suite A Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)
(714) 619-3600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 13, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 44,563,460.

T3 MOTION, INC.
INDEX TO FORM 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T3 MOTION, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March, 31	December, 31
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,515	$1,682,741
Accounts receivable, net of reserves of $27,000 and $27,000, respectively	1,046,684	1,447,004
Related party receivable	28,902	33,248
Inventories	2,067,791	1,814,469
Prepaid expenses and other current assets	368,358	612,795

Total current assets	3,696,250	5,590,257
Property and equipment, net	1,107,543	1,197,170
Intangible assets, net	625,000	625,000
Deposits	495,545	491,761

Total assets	$5,924,338	$7,904,188

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,276,377	$2,381,487
Accrued expenses	900,658	785,494
Related party payables	12,463	2,034,734
Derivative liability	6,932,903	—
Related party notes payable, net of debt discount	1,771,067	986,598

Total current liabilities	11,893,468	6,188,313

Long-term liabilities:
Related party notes payable	—	1,000,000

Total liabilities	11,893,468	7,188,313

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,563,460 and 43,592,428 shares issued and outstanding, respectively	44,564	43,593
Additional paid-in capital	23,055,345	25,043,452
Accumulated deficit	(29,053,755)	(24,375,827)
Accumulated other comprehensive income (loss)	(15,284)	4,657

Total stockholders’ (deficit) equity	(5,969,130)	715,875

Total liabilities and stockholders’ (deficit) equity	$5,924,338	$7,904,188

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Total Revenues	$1,205,037	$1,502,101
Cost of revenues	1,466,267	2,051,741

Gross loss	(261,230)	(549,640)

Operating Expenses:
Sales and marketing	546,404	444,482
Research and development	301,448	311,283
General and administrative	1,241,520	1,041,697

Total operating expenses	2,089,372	1,797,462

Loss from operations	(2,350,602)	(2,347,102)

Other income (expense):
Interest income	1,615	23,949
Other income, net	165,809	49
Interest expense	(512,612)	(365,118)

Total other expense, net	(345,188)	(341,120)

Loss before provision for income tax	(2,695,790)	(2,688,222)
Provision for income tax	800	800

Net loss	(2,696,590)	(2,689,022)

Other comprehensive loss:

Foreign currency translation loss	(19,941)	(135)

Comprehensive loss	$(2,716,531)	$(2,689,157)

Net loss per share:
Basic	$(0.06)	$(0.07)

Diluted	$(0.06)	$(0.07)

Weighted average number of common shares outstanding:
Basic	44,022,097	39,260,128

Diluted	44,022,097	39,260,128

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,696,590)	$(2,689,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Warranty expense	39,423	75,000
Depreciation and amortization	91,205	74,560
Investor relations expense	80,000	—
Stock compensation expense	409,743	320,746
Change in fair value of derivative liability	(165,797)
Amortization of debt discount	390,218	303,685
Change in operating assets and liabilities:
Accounts receivables, net	400,320	(403,822)
Inventories	(253,322)	25,265
Prepaid expenses and other current assets	244,436	(164,147)
Deposits	(3,784)	(3,242)
Accounts payable and accrued expenses	(16,905)	254,385

Net cash used in operating activities	(1,481,053)	(2,206,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of data license	—	(1,000,000)
Purchases of property and equipment	(1,578)	(200,578)
Loans/advances to related parties	—	(9,987)
Repayment of loans/advances to related parties	4,346	—

Net cash provided by (used in) investing activities	2,768	(1,210,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and contributions from stockholder, net	—	5,809,950
Payment of loans from related parties	—	(1,549,902)

Net cash provided by financing activities	—	4,260,048

Effect of exchange rate on cash	(19,941)	(135)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,498,226)	842,756
CASH AND CASH EQUIVALENTS — beginning of period	1,682,741	4,932,272

CASH AND CASH EQUIVALENTS — end of period	$184,515	$5,775,028

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Three Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$61,406

Income taxes	$800	$—

Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$1,536,206	$—

Conversion of related party apayble to related party note payable	$498,528	$—

Cummulative effect to retained earnings due to adoption of EITF 07-5	$1,981,338	$—

Cummulative effect to additional paid-in capital due to adoption of EITF 07-5	$4,013,085	$—

Cummulative effect to debt discount due to adoption of EITF 07-5	$859,955	$—

Debt discount and derivative liability recorded upon issuance of warrants	$245,592	$—

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS
T3 Motion, Inc. (“Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures the T3 Series which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. The Company was a development stage company until January 2007 when it began generating revenues from selling its vehicles.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of consolidated results for the interim periods. Certain 2008 amounts have been reclassified to conform to the 2009 presentation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at March 31, 2009, accumulated deficit amounted to $29,053,755. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least June 30, 2009. The Company intends to raise additional debt and/or equity capital to finance future activities during 2009. As of April 30, 2009, the Company had $130,000 in cash and cash equivalents. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of long-lived assets, realizability of inventories, warranty accruals, derivative liabilities, stock-based transactions and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Concentration of Risk
As of and for the three months ended March 31, 2009, two customers accounted for approximately 29% of total accounts receivable, two customers accounted for approximately 22% of total revenues and two vendors accounted for approximately 22% of total accounts payable. As of and for the three months ended March 31, 2008, five customers accounted for approximately 58% of total accounts receivable, two customers accounted for approximately 26% of total revenues and no vendor accounted for more than 10% of total accounts payable.
As of December 31, 2008, no one customer accounted for more than 10% of total accounts receivable, total accounts payable or total revenues.
Revenue Recognition
The Company recognizes revenues in accordance with the Securities and Exchange Commission, “SEC” Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Under the provisions of SAB No. 104, the Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.
For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with Free On Board Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 10), and has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expenses, related party notes payable and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at March 31, 2009 and December 31, 2008.
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates both domestically and international. Following are the revenues for each region:

	Three Months Ended March 31,
	2009	2008

Domestic	$675,029	$1,347,831
International	530,008	154,270

Total	$1,205,037	$1,502,101

Recent Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. (See further discussion in Note 5.)
The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of SFAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). The FASB carried forward the requirements in SFAS No. 141, Business Combinations, (“SFAS 141”) for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. FSP 141(R)-1 had the same effective date as SFAS 141(R), and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of SFAS 141(R) and FSP 141(R)-1 had no impact on the consolidated financial statements.
NOTE 2 — INVENTORIES
Inventories consist of the following:

	March 31,	December, 31
	2009	2008
	(unaudited)

Raw materials	$1,675,226	$1,170,278
Work-in-process	303,753	540,260
Finished goods	88,812	103,931

	$2,067,791	$1,814,469

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December, 31
	2009	2008
	(unaudited)

Prepaid inventory	$120,000	$355,720
Prepaid expenses and other current assets	248,358	257,075

	$368,358	$612,795

NOTE 4 — INTANGIBLE ASSETS
On March 31, 2008, the Company paid $1,000,000 to Immersive Media Corporation (“Immersive”), one of the Company’s shareholders, and purchased a license giving the Company the right to resell data in the Immersive mapping database. The Company was granted the right to map and, in partnership with Immersive, will produce and distribute the content of South Korea. The Company will be paid a licensing fee for the usage of any data that it has mapped. In addition, the Company will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive database. The data license is included in intangible assets and is amortized over the life of the license. During 2008, the Company recorded $375,000 of amortization expense which is included in general and administrative expenses.
On March 16, 2009, the Company amended the terms of the agreement to revise the start of the two-year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, the Company ceased amortizing the license and will test annually for impairment until the post-production of the data is complete. Once post-production is complete, the Company anticipates amortizing the license over two years.
Intangible assets consisted of the following:

	Estimated	March 31,	December, 31
	Useful Life	2009	2008
		(unaudited)

Geolmmersive License Agreement	2 Years	$1,000,000	$1,000,000
Less: Accumulated amortization		(375,000)	(375,000)

		$625,000	$625,000

NOTE 5 — DERIVATIVE LIABILITIES
Effective January 1, 2009 the Company adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS

No. 133, Accounting for Derivative Instruments and Hedging Activities and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 5,260,408 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and March 2014. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue ranging from December 2007 through March 2009. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $4.0 million to a derivative liability to recognize the fair value of such warrants at the issuance date and reclassified from retained earnings, as a cumulative effect adjustment, approximately $2.0 million to recognize the change in the fair value from inception through December 31, 2008 and recorded additional debt discounts of approximately $0.9 million related to debt discounts on related party notes of the warrants outstanding at December 31, 2008.
During 2009, the Company issued 200,909 of additional warrants related to convertible debt. A debt discount and derivative liability of $245,592 was recorded and will be amortized over the life of the related loans. In addition, the Company reclassified $1,271 from retained earnings as a cumulative effect adjustment due to the original agreement date of December 20, 2008.
The Company has contingent warrants for up to 352,121 shares of common stock, $0.001 par value per share, at $2.00 per share. The warrants are contingent upon a future equity event. The relative fair value related to these contingently issuable warrants is $425,528. The Company however did not recognize this amount as a debt discount as the actual issuance of these warrants is directly contingent upon payment status or a future equity event of the note through the maturity of the note, and as such, represents a contingent amount that may or may not be realized by the Company. The Company shall recognize the appropriate amount to interest expense when the contingency is resolved and the related warrants are issued, if any. The contingent fair value of the conversion feature will be calculated and recorded to debt discount upon the commencement of an applicable equity offering. In addition, if the note to Immersive (see Note 6) and the note to Ki Nam (see Note 6) are converted, additional warrants will be issued.
The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	0.75-5	1-5
Risk-free interest rate	0.37% - 1.55%	0.57% - 1.67%%
Expected volatility	104% - 155%	104% - 159%
     Expected volatility is based primarily on historical volatility of our peer group. Historical volatility was computed using daily pricing observations for recent periods that correspond to the last twelve months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year U.S. Treasury securities.
The Company determines the fair value of its debt and equity in accordance with SFAS No. 157. SFAS 157 provides a three-level hierarchy for fair value measurements which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently the Company does not have any items classified as Level 1.
Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently the Company does not have any items classified as Level 2.
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used recent private offerings and/or sales along with the performance of the peer group to determine the fair value of the instruments.
If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents the Company’s warrants and embedded conversion option measured at fair value on a recurring basis as of March 31, 2009 and January 1, 2009, classified using the SFAS 157 valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	March 31, 2009	January 1, 2009
	(unaudited)

Embedded Conversion Option	$1,121,789	$1,237,435
Warrants	$5,811,114	$5,615,673

	$6,932,903	$6,853,108

Decrease in fair value included in other income	$165,797

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—
Cummulative effect of EITF 07-5	6,853,108
Issuance of warrants	245,592
Change in fair value	(165,797)

Balance at March 31, 2009	$6,932,903

NOTE 6 — RELATED PARTY NOTES PAYABLE
Related party notes payable consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Note payable to Immersive Media Corp., 12% interest rate, net of discount of $52,446 and $0, respectively	$947,554	$1,000,000
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $1,706,734 and $1,213,402, respectively	493,266	986,598
Note payable to Ki Nam, 10% interest rate, net of discount of $168,281	330,247	—

	$1,771,067	$1,986,598

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
On December 19, 2008, the Company amended the terms of the note with Immersive to extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. In addition, in the event that the Company receive (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the note shall become immediately due and payable. Immersive will have the option to convert the note during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65 per share including 606,060 warrants at $2.00 per share, whichever is less.
In conjunction with the amendment, the Company also agreed to issue contingent warrants for up to 250,000 shares of common stock, $0.001 par value per share, at $2.00 per share, for extending the note. Immersive shall receive a warrant to purchase 50,000 shares if the note is not repaid by March 31, 2009. For every month that the note remains outstanding thereafter, Immersive shall receive an additional warrant for 16,667 shares. As of March 31, 2009, the Company issued 50,000 of these warrants and recorded a debt discount of $63,667. See Note 5 for discussion on derivative liabilities.
Vision Opportunity Master Fund, Ltd. Bridge Financing
On December 30, 2008, the Company issued to Vision Opportunity Master Fund, Ltd. (“Vision”), 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $2,200,000. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10.0% per annum. The Debentures are secured by assets of the Company. The maturity date is December 30, 2009. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Debentures are convertible into shares of common stock of the Company at a conversion price of $1.54 per share.
If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by the Company’s board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of March 31, 2009, the conversion price of the Debentures has not been reduced.

The agreement provides that from December 30, 2008 to the date that the Debentures are no longer outstanding, if the Company or its sole subsidiary, T3 Motion, Ltd., (the “Subsidiary”), issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.54 per share. Vision is obligated to elect the Exchange if all of the following conditions are met: (i) the Subsequent Financing is consummated by March 31, 2009; (ii) the Subsequent Financing is in the form of convertible preferred stock of the Company, (iii) the Subsequent Financing is for gross proceeds of at least $6,000,000; and (iv) the Subsequent Financing includes at least 100% warrant coverage. On March 26, 2009, Vision granted us a 30-day extension until April 30, 2009, on the above terms. After April 30, 2009, Vision no longer has such obligation to convert the shares.
The Purchase Agreement further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by a Vision will be reduced to $1.65 per share. Vision received Series D Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate 666,666 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrants have a term of five years after the issue date of December 30, 2008. The reduction in exercise prices of Series B and C Warrants was deemed to be a modification under SFAS 123(R), Share-Based Payment, and resulted in additional recognition of approximately $79,000 as debt issuance cost at December 31, 2008. Moreover, the Company recorded a total debt discount of $1,215,638 for the effective beneficial conversion feature (BCF) of the debenture and debt discount related to the issuance of Series D Warrants, for the year ended December 31, 2008. The debt discount for the Series D Warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants are amortized to interest expense over the one-year life of the note. As of January 1, 2009, the Company adopted EITF 07-5, see Note 5, and recorded additional debt discount of $859,955.
Ki Nam Note
On March 30, 2009, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam may lend the Company up to $1,000,000, including $498,528 which has already been advanced by Mr. Nam for operating requirements. The line of credit will remain open until the Company raises $10.0 million in equity. The note will bear interest at 10.0% per annum. In the event the Company receives (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note shall become immediately due and payable. The Company agreed to issue warrants up to 303,030 shares of common stock, $0.001 par value per share, at $2.00 per share. The total warrants to be issued will depend on the final amount of the loan. The loan is due on March 31, 2010. The loan is convertible during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65 per share and include additional warrants of up to 606,060 at $2.00 per share whichever is less. The value of the note will be allocated between the note and warrants. A discount of $181,925 was recorded in accordance with EITF 07-5 and will be amortized over the term of the note.
The Company has accounted for the Debentures according to Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, FSP EITF 00-19-2, EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. The discount of $181,925 related to the warrants is being amortized over the term of the Debentures. The Company amortized $1,071 for the three months ended March 31, 2009. The remaining unamortized warrant is recorded as a discount on the Debentures on the accompanying balance sheet.
See Note 5 for derivative liability information.
NOTE 7 — INCOME TAXES

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
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN No. 48, on January 1, 2008. Upon adoption of FIN No. 48, no adjustment to the condensed consolidated financial statements was required.
The Company recognizes interest and penalties related to unrecognized tax benefits (if any) within the income tax expense line in the accompanying condensed consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the condensed consolidated balance sheet.
NOTE 8 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase 14.4 million and 13.8 million shares of common stock were outstanding at March 31, 2009 and December 31, 2008, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.
NOTE 9 — STOCK OPTIONS AND WARRANTS
Common Stock Options
The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended March 31,
	2009	2008

Stock compensation expense — cost of revenue	$32,963	$36,664
Stock compensation expense — sales and marketing	86,456	63,554
Stock compensation expense — research and development	51,242	49,107
Stock compensation expense — general and administrative	239,082	171,421

Total stock compensation expense	$409,743	$320,746

The following table summarizes the stock option activity related to the Company’s plan (unaudited):

			Remaining
	Number of	Weighted Average	Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding as of January 1, 2009	6,468,167	$0.76
Options granted	160,000	1.40
Options exercised	—	—
Options forfeited	(116,438)	0.91
Options cancelled	—	—

Options outstanding as of March 31, 2009	6,511,729	$0.77	8.86	$5,734,965

Options exercisable as of March 31, 2009	3,614,830	$0.64	8.70	$3,668,072

Options vested and expected to vest as of March 31, 2009	6,435,953	$0.77	8.86	$5,680,583

Options available for grant under the Plan as of March 31, 2009	938,271

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.60	4,369,729	8.71	$0.60	2,864,830	$0.60
$0.77	1,000,000	8.70	$0.77	750,000	$0.77
$1.40	1,067,000	9.55	$1.40	—	$—
$1.70	75,000	9.42	$1.70	—	$—

	6,511,729	8.86	$0.77	3,614,830	$0.64

At March 31, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through 2011 related to unvested common stock options is approximately $2.9 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
From time to time, the Company issues warrants to purchase shares of the Company’s common stock to non-employees for services rendered or to be rendered in the future and in conjunction with its equity offerings. Such warrants are issued outside of the Plan. A summary of the warrant activity in 2009 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Warrants outstanding as of January 1, 2009	5,380,408	$1.48
Warrants granted	200,909	$2.00
Warrants exercised	—	$—
Warrants forfeited	—	$—
Warrants cancelled	—	$—

Warrants outstanding and exercisable as of March 31, 2009	5,581,317	$1.50	4.15	$1,150,416

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
On September 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by October 2009.
The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2009(unaudited):

Beginning balance, January 1, 2009	$362,469
Charged to cost of revenues	39,423
Usage	(116,447)

Ending balance, March 31, 2009	$285,445

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
NOTE 11 — RELATED PARTY TRANSACTIONS

	Notes		Related party
	receivable/	Related party	notes
	advances	payables	payable

Balance at December 31, 2008	$33,248	$2,034,734	$1,986,598
Borrowings	—	—	—
Payments	(4,346)	—	—
Issuance of stock	—	(1,536,206)	—
Amortization of discount on debt	—	—	390,218
Accrued interest	—	12,463	—
Conversion of related party payable to note	—	(498,528)	498,528
Debt discount	—	—	(245,592)
Cummulative effect of EITF 07-5 — debt discount	—	—	(858,685)

Balance at March 31, 2009	$28,902	$12,463	$1,771,067

Accounts Receivable/Advances
As of March 31, 2009 and December 31, 2008, the Company advanced $28,902, to Graphion Technology USA LLC, (“Graphion”) to be used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand.
As of December 31, 2008, there was an outstanding employee receivable of $4,346, which was paid in full during the three months ended March 31, 2009.
Prepaid Inventory
As of March 31, 2009 and December 31, 2008, there was a prepaid inventory balance of $120,000 from Graphion.
Related Party Payables
The Company purchases batteries and research and development parts from Graphion. During the three months ended March 31, 2009, the Company purchased $513,179 of parts and had an outstanding accounts payable balance of $311,828. The Company did not purchase any parts during the three months ended March 31, 2008.
As of March 31, 2009, there was $12,463 of accrued interest due to Ki Nam, the Chief Executive Officer, related to the CEO’s related party note. As of December 31, 2008, there was $498,528 advanced to the Company by its CEO, to be used for operating requirements. On March 30, 2009, the Company entered into a loan agreement with its CEO, converting the related party payable into a related party note payable (see Note 6).
On February 20, 2009, the Company entered into a settlement agreement with Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Albert released the Company from its obligations to issue certain securities upon the occurrence of certain events, under the agreement dated

December 30, 2007 in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206 for investor relations services performed. The Company recorded the value of the shares in related-party payables at December 31, 2008. The Company issued the shares on February 20, 2009.
Interest Expense
During the three months ended March 31, 2009 and 2008, the Company amortized $390,218 and $303,685, respectively, of discounts related to the Related Party Notes Payable.
During the three months ended March 31, 2009 and 2008, the Company accrued interest expense on related party payables of $97,463 and $59,672, respectively, of which $0 and $59,672 were paid.
Related Party Notes Payables
See Note 6.
NOTE 12- EQUITY
Pursuant to the consulting agreement dated September 17, 2008, the Company authorized 160,000 shares at $2.00 per share, to Investor Relations Group for investor relationship services to be rendered from September 17, 2008 through September 17, 2009. The shares vest 1/12th each month. The consulting agreement can be cancelled with a 30 day cancellation notice by either party. As of March 31, 2009 and December 31, 2008, 80,000 and 40,000, respectively shares of common stock were issued under the consulting agreement and in accordance with EITF 00-18, and EITF 96-18, the fair value of the shares issued and earned of $80,000 was recorded to expense for the three months ended March 31, 2009 and the year ended December 31, 2008.
NOTE 13- SUBSEQUENT EVENTS
On May 13, 2009, Ki Nam, its chairman and CEO, advanced $68,000 to the Company as a short-term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the most recently filed Annual Report on Form 10-K for the year ended December 31, 2008.
OVERVIEW
T3 Motion, Inc. (“Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures the T3 Series which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. The Company was no longer a development stage in January 2007 when it began generating revenues from selling its vehicles.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The management’s discussion and analysis of financial condition and results of operations are based on unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following is an update to the critical accounting policies and estimates.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at March 31, 2009, accumulated deficit amounted to $29,053,755. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least June 30, 2009. The Company intends to raise additional debt and/or equity capital to finance future activities during 2009. As of April 30, 2009, the Company had $130,000 in cash and cash equivalents. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of March 31, 2009, two customers accounted for approximately 29% of total accounts receivable, two customers accounted for approximately 22% of total revenues and two vendors accounted for approximately 22% of total accounts payable. As of March 31, 2008, five customers accounted for approximately 58% of total accounts receivable, two customers accounted for approximately 226% of total revenues and no vendor accounted for more than 10% of total accounts payable.
As of December 31, 2008, no one customer accounted for more than 10% of total accounts receivable, total accounts payable or total revenues.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expenses, related party notes payable and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at March 31, 2009 and December 31, 2008.

Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase 14.4 million and 13.8 million shares of common stock were outstanding at March 31, 2009 and December 31, 2008, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.
Commitments and Contingencies
On September 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by October 2009.
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates both domestically and international. Following are the revenues for each region:

	Three Months Ended March 31,
	2009	2008

Domestic	$675,029	$1,347,831
International	530,008	154,270

Total	$1,205,037	$1,502,101

Warrant Liability
Effective January 1, 2009 we adopted the provisions of EITF 07-5, ” Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 5,260,408 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and March 2014. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue ranging from December 2007 through March 2009. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $4.0 million to a warrant liability to recognize the fair value of such warrants at the issuance date and reclassified from retained earnings, as a cumulative effect adjustment, $2.0 million to recognize the change in the fair value from inception through December 31, 2008 and recorded additional debt discounts of $0.9 million related to debt discounts of the warrants outstanding at December 31, 2008.

During 2009, the Company issued 200,909 of additional warrants related to convertible debt. A debt discount and warrant liability of $245,592 was recorded and will be amortized over the life of the loan.
The Company has contingent warrants for up to 553,030 shares of common stock, $0.001 par value per share, at $2.00 per share. The warrants are contingent upon a future equity event. The relative fair value related to these contingently issuable warrants is $780,327. The Company however did not recognize this amount as a debt discount as the actual issuance of these warrants is directly contingent upon payment status or a future equity event of the note through the maturity of the note, and as such, represents a contingent amount that may or may not be realized by the Company. The Company shall recognize the appropriate amount to interest expense when the contingency is resolved and the related warrants are issued, if any. The contingent fair value of the conversion feature will be calculated and recorded to debt discount upon the commencement of an applicable equity offering.
The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model
Recent Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. (See further discussion in Note 5.)
The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of SFAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). The FASB carried forward the requirements in SFAS No. 141, Business Combinations, (“SFAS 141”) for acquired contingencies, which would require that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). As a result of the requirement to use the guidance in SFAS 141, the accounting for preacquisition contingencies may be an exception to the recognition and fair value measurement principles of SFAS 141(R). Additionally, the FASB changed the accounting for an acquiree’s pre-existing contingent consideration arrangement that was assumed by the acquirer as part of the business combination. Such arrangements will now be accounted for as contingent consideration by the acquirer. FSP 141(R)-1 had the same effective date as SFAS 141(R), and was effective for all business combinations for which the acquisition date was on or after January 1, 2009. The adoption of SFAS 141(R) and FSP 141(R)-1 had no impact on the consolidated financial statements.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
The following table sets forth the results of operations:

	Three Months Ended March 31,
	2009	2008

Total Revenues	1,205,037	1,502,101
Cost of revenues	1,466,267	2,051,741

Gross loss	(261,230)	(549,640)

Operating Expenses:
Sales and marketing	546,404	444,482
Research and development	301,448	311,283
General and administrative	1,241,520	1,041,697

Total operating expenses	2,089,372	1,797,462

Loss from operations	(2,350,602)	(2,347,102)

Other income (expense):
Interest income	1,615	23,949
Other (expense) income	165,809	49
Interest expense	(512,612)	(365,118)

Total other expense, net	(345,188)	(341,120)

Loss before provision for income tax	(2,695,790)	(2,688,222)

Provision for income tax	800	800

Net loss	(2,696,590)	(2,689,022)

Other comprehensive loss:
Foreign currency translation income (loss)	(19,941)	(135)

Comprehensive loss	$(2,716,531)	$(2,689,157)

Net loss per share — basic and diluted	$(0.06)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	44,022,097	39,260,128

     Revenues. Revenues are from sales of T3 personal mobility vehicles, power modules, chargers and related accessories. The T3 Series is sold domestically and in the following international locations: Canada, Mexico, Carribean and the Middle East. Total revenue decreased $297,064, or 20%, to $1,205,037 when compared to the same period of the prior year. The decrease was attributable to the current economic crisis in the United States, offset in part by the expansion into the Middle East.

     Domestic Revenues. The decrease in domestic revenue is attributable to the current economic condition of the Unites States. During the three months ended March 31, 2009, many of the municipalities, private security companies and government departments experienced budget freezes on all capital expenditures. This freeze resulted in the Company experiencing decreased orders. Domestic revenue decreased $672,802, or 50%, to $675,029, compared to the same period of the prior year.
     International Revenues. The increase in international revenues was attributable to the ramp up of the sales strategy and implementation of such strategy, including expansion into the Middle East region. International revenue increased $375,738, or 244%, to $530,008 for the three months ended March 31, 2009, compared to the same period of the prior year.
     Cost of revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenues decreased $585,474, or 29%, to $1,466,267 for the three months ended March 31, 2009, compared to the same period of the prior year. The decrease in cost of revenues was attributable to the decrease in revenue, offset by the continued efforts to reduce materials and production costs. The cost reduction strategy will continue if sales volume increases and the Company is able to achieve volume discounts on its materials along with production efficiencies.
     Gross loss. The gross loss was attributable to cost overruns and inefficiencies in the production process. During 2009 and 2008, management has continued to source lower product costs as well as increase production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross loss margin was (22%), for the three months ended March 31, 2009, compared to (37%), for the three months ended March 31, 2008.
     Sales and marketing expense. Sales and marketing increased by $101,922, or 23%, to $546,404 for the three months ended March 31, 2009, compared to the same period of the prior year. The increase is attributable to the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the sales and expand the markets of the T3 product and accessories.
     Research and development. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs related to research and development. Research and development decreased $9,835, or 3%, to $301,448 for the three months ended March 31, 2009, compared to the same period of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts.
     General and administrative. General and administrative expenses increased $199,823, or 19%, to $1,241,520 for the three months ended March 31, 2009 compared to the same period of the prior year. The increase was primarily due to increased wages from the addition of staff, increased depreciation and amortization, increased stock option expense and increased professional fees to support the public company filing requirements as well as infrastructure support to aid with the Company’s continued growth.
     Total other expense. Total other expenses increased primarily due to increased interest expense from the related party payables during the period and the debt discounts associated with such debt, offset in part by the change in fair value of the derivative liability.
     Net Loss. Net loss for the three months ended March 31, 2009, was $(2,696,590), or $(0.06) per basic and diluted share compared to $(2,689,022), or $(0.07) per basic and diluted share, for the same period of the prior year. Declines in the general economic conditions continue to impact the demand for the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, earnings and liquidity.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. The Company will continue to raise equity and/or secure additional debt to meet its working capital requirements. For the year ended December 31, 2008, the Company’s independent registered public accounting firm noted in its report that the Company has incurred losses from operations and have an accumulated deficit of approximately $29.1 million and $24.4 million as of March 31, 2009 and December 31, 2008, respectively, which raises substantial doubt about its ability to continue as a going concern. Management believes that its current source of funds and current liquid assets will allow it to continue as a going concern through at least June 30, 2009. The Company will raise additional debt and/or equity capital to finance future activities through 2009. In light of these plans, management is confident in the Company’s ability to continue as a going concern. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Until Management achieves its cost reduction strategy over the next year, the Company will require additional capital to meet its working capital requirements, research and development and capital requirements. The Company will continue to raise additional equity and/or financing to meet its working capital requirements.
Our principal sources of liquidity are cash and receivables. As of March 31, 2009, cash and cash equivalents were $184,515, or 3% of total assets compared to $1,682,741, or 21% of total assets as of December 31, 2008. The decrease in cash and cash equivalents was primarily attributable to increase of net cash used in operating and investing activities offset in part by equity financing from sale of stock.
Cash Flows
For the Three Months Ended March 31, 2009 and 2008
Net cash used in operating activities was $1,481,053 for the three months ended March 31, 2009 compared with $2,206,592 for the same period of the prior year. The decrease of net cash used in operating activities for the three months ended March 31, 2009, was mainly due to managements cost reduction strategy offset in part by increased costs associated with public company filing requirements and increased staffing to support the business infrastructure.
Net cash provided by investing activities was $2,768 for the three months ended March 31, 2009, compared to cash used in investing activities of $1,210,565 for the same period of the prior year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable
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
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
Changes in Internal Control over Financial Reporting
The following change in our internal control over financial reporting was completed during the quarter ended March 31, 2009, and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
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
Item 1A. Risk Factors.
The Company has added the risk factors set forth below. You should carefully consider the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated hereby, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Because of the factors set forth in Part I, Item 1A of the Company’s Annual Report, as updated, as well as other variables affecting the Company’s financial condition, results of operations or cash flows, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
If we are unable to continue as a going concern, our securities will have little or no value.
     Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2008 that we have incurred recurring losses from operations and have an accumulated deficit of approximately $29.1 million as of March 31, 2009. These factors among others raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $2,350,602 for the three months ended March 31, 2009.

     As of March 31, 2009, we had $0.2 million in cash on hand to use for working capital, regulatory filing requirements, research and development and capital requirements. As a public reporting company, we will incur legal, accounting and other costs associated with being a public company. For the three months ended March 31, 2009, we used $1.5 million in cash for operating activities. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, research and development and capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements, including the use of the proceeds from this offering. Management believes that the achievement of our cost reduction strategy in 2009, will allow us to meet our working capital requirements with our cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.
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
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

3.2	Bylaws of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

10.1	Form of 10% Secured Convertible Debenture**

10.2	Form of Series D Common Stock Purchase Warrant**

10.3	Subsidiary Guarantee, dated December 30, 2008**

10.4	Security Agreement dated as of December 30, 2008**

10.5	Form of Lock-Up Agreement**

10.6	Distribution Agreement between the registrant and Spear Distribution Co. dated on or about March 2009+

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Incorporated by reference to exhibits to the Company’s Form 8-K filed in January 2009.

+	Incorporated by reference to exhibits to the Company’s Form 8-K filed in January 2009.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: May 15, 2009	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descripition

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

3.2	Bylaws of the registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed July 14, 2008, Registration No. 333-150888)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.