Form 10-Q
period 2009-06-30
T3 Motion, Inc.
filed 2009-08-14
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of August 13, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 44,563,460.

T3 MOTION, INC.
INDEX TO FORM 10-Q
June 30, 2009

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T3 MOTION, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$129,011	$1,682,741
Accounts receivable, net of reserves of $27,000 and $27,000, respectively	767,276	1,447,004
Related party receivable	28,902	33,248
Inventories	1,491,249	1,814,469
Prepaid expenses and other current assets	327,531	612,795

Total current assets	2,743,969	5,590,257

Property and equipment, net	1,016,405	1,197,170
Intangible assets, net	625,000	625,000
Deposits	495,683	491,761

Total assets	$4,881,057	$7,904,188

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,011,952	$2,381,487
Accrued expenses	769,426	785,494
Related party payables	230,457	2,034,734
Notes payable	199,829	—
Derivative liabilities	3,431,694	—
Related party notes payable, net of debt discounts	2,441,064	986,598

Total current liabilities	9,084,422	6,188,313

Long-term liabilities:
Related party note payable	—	1,000,000

Total liabilities	9,084,422	7,188,313

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,563,460 and 43,592,428 shares issued and outstanding, respectively	44,564	43,593
Additional paid-in capital	23,481,907	25,043,452
Accumulated deficit	(27,728,461)	(24,375,827)
Accumulated other comprehensive income (loss)	(1,375)	4,657

Total stockholders’ (deficit) equity	(4,203,365)	715,875

Total liabilities and stockholders’ (deficit) equity	$4,881,057	$7,904,188

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Total revenues	$1,037,930	$1,910,694	$2,242,967	$3,412,795
Cost of revenues	1,255,747	2,487,208	2,722,014	4,570,045

Gross loss	(217,817)	(576,514)	(479,047)	(1,157,250)

Operating expenses:
Sales and marketing	450,750	542,717	997,154	987,199
Research and development	297,413	323,832	598,861	604,019
General and administrative	1,098,666	1,311,299	2,340,186	2,352,996

Total operating expenses	1,846,829	2,177,848	3,936,201	3,944,214

Loss from operations	(2,064,646)	(2,754,362)	(4,415,248)	(5,101,464)

Other income (expense):
Interest income	870	23,731	2,485	47,680
Other income (expense), net	4,063,128	(1,586)	4,228,937	(1,537)
Interest expense	(674,058)	(90,822)	(1,186,670)	(455,940)

Total other income (expense), net	3,389,940	(68,677)	3,044,752	(409,797)

Income (loss) before provision for income tax	1,325,294	(2,823,039)	(1,370,496)	(5,511,261)
Provision for income tax	—	—	800	800

Net income (loss)	1,325,294	(2,823,039)	(1,371,296)	(5,512,061)

Other comprehensive income (loss):
Foreign currency translation income (loss)	13,909	(659)	(6,032)	(794)

Comprehensive income (loss)	$1,339,203	$(2,823,698)	$(1,377,328)	$(5,512,855)

Net income (loss) per share:
Basic	$0.03	$(0.07)	$(0.03)	$(0.13)

Diluted	$0.02	$(0.07)	$(0.03)	$(0.13)

Weighted average number of common shares outstanding:
Basic	44,563,460	43,242,979	44,332,547	41,251,554

Diluted	48,096,464	43,242,979	44,332,547	41,251,554

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,371,296)	$(5,512,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	3,000
Warranty expense	67,955	202,945
Depreciation and amortization	182,343	285,363
Investor relations expense	80,000	—
Stock compensation expense	836,305	661,635
Loss on sale of fixed asset	—	1,607
Change in fair value of derivative liability	(4,228,937)	—
Amortization of debt discount	930,878	364,423
Change in operating assets and liabilities:
Accounts and other receivables, net	679,729	(1,334,744)
Inventories	323,220	(120,308)
Prepaid expenses and other current assets	285,264	(485,729)
Deposits	(3,922)	(3,253)
Accounts payable and accrued expenses	(30,005)	724,169

Net cash used in operating activities	(2,248,466)	(5,212,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of data license	—	(1,000,000)
Purchases of property and equipment	(1,578)	(443,178)
Deposits on fixed assets	—	(430,625)
Loans/advances to related parties	—	(72,626)
Proceeds from sale of fixed assets	—	2,200
Repayment of loans/advances to related parties	4,346	—

Net cash provided by (used in) investing activities	2,768	(1,944,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and contributions from stockholder, net	—	6,431,663
Proceeds from issuance of related party debt	698,000	—
Payment of loans from related parties	—	(1,689,990)

Net cash provided by financing activities	698,000	4,741,673

Effect of exchange rate on cash	(6,032)	(794)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,553,730)	(2,416,303)
CASH AND CASH EQUIVALENTS — beginning of period	1,682,741	4,932,272

CASH AND CASH EQUIVALENTS — end of period	$129,011	$2,515,969

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,941	$61,406

Income taxes	$800	$1,600

Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$1,536,206	$—

Conversion of related party payable to related party notes payable	$498,528	$—

Conversion of accounts payable to note payable	$199,829	$—

Cumulative effect to retained earnings due to adoption of EITF 07-5	$1,981,338	$—

Cumulative effect to additional paid-in capital due to adoption of EITF 07-5	$4,013,085	$—

Cumulative effect to debt discount due to adoption of EITF 07-5	$859,955	$—

Debt discount and derivative liabiltiy recorded upon issuance of warrants	$807,523	$—

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2008 amounts have been reclassified to conform to the 2009 presentation. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at June 30, 2009, the Company’s accumulated deficit amounted to $27,728,461. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least September 30, 2009. The Company intends to raise additional debt and/or equity capital to finance future activities during 2009. As of July 31, 2009, the Company had $121,000 in cash and cash equivalents. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to, collectibility of accounts receivable, recoverability of long-lived assets, realizability of inventories, warranty accruals, stock-based transactions and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Concentration of Risk
As of and for the six months ended June 30, 2009, three customers accounted for approximately 41% of total accounts receivable, no single customer accounted for more than 10% of total revenues and one vendor accounted for approximately 16% of total accounts payable. As of and for the six months ended June 30, 2008, two customers accounted for approximately 23% of total accounts receivable, one customer accounted for approximately 10% of total revenues and one vendor accounted for approximately 17% of total accounts payable.
As of December 31, 2008, no single customer or vendor accounted for more than 10% of total accounts receivable, total accounts payable or total revenues.
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
For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with Free On Board Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 9), and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
All amounts billed to customers related to shipping and handling are classified as net sales, while all costs incurred by the Company for shipping and handling are classified as cost of sales.
The Company does not enter into contracts that require fixed pricing beyond the term of the purchase order. All sales via distributor agreements are accompanied by a purchase order. Further, the Company does not allow for returns of unsold items.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related party receivable, accounts payable, accrued expenses, notes payable, related party notes payable and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at June 30, 2009 and December 31, 2008.
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates both domestically and international. Following are the revenues for each geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Domestic (U.S.)	$918,217	$1,749,653	$1,593,246	$3,097,484
International	119,713	161,041	649,721	315,311

Total	$1,037,930	$1,910,694	$2,242,967	$3,412,795

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). The Codification will become the source of authoritative U.S. GAAP. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2009 and does not expect the standard to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. FSP FAS 107-1 and APB 28-1 became effective for the Company in its second quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other- Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for the Company in its second quarter of fiscal 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
The Company has adopted FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of SFAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no effect on the Company’s consolidated financial statements.
NOTE 2 — INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Raw materials	$1,160,934	$1,170,278
Work-in-process	121,118	540,260
Finished goods	209,197	103,931

	$1,491,249	$1,814,469

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)

Prepaid inventory	$133,504	$355,720
Prepaid expenses and other current assets	194,027	257,075

	$327,531	$612,795

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
Intangible assets consisted of the following:

	Estimated	June 30,	December 31,
	Useful Life	2009	2008
		(unaudited)

Geolmmersive License Agreement	2 Years	$1,000,000	$1,000,000
Less: Accumulated amortization		(375,000)	(375,000)

		$625,000	$625,000

NOTE 5 — DERIVATIVE LIABILITIES
Effective January 1, 2009 the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 5,260,408 of our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and March 2014. Effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue ranging from December 2007 through March 2009. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $4.0 million to a derivative liability to recognize the fair value of such warrants and embedded conversion features, including fair value of the option to convert debt to equity, at the issuance date and reclassified from retained earnings, as a cumulative effect adjustment, approximately $2.0 million to recognize the change in the fair value from inception through December 31, 2008 and recorded additional debt discounts of approximately $0.9 million related to debt discounts on related party notes of the warrants outstanding at December 31, 2008.
During 2009, the Company issued 578,725 of additional warrants related to convertible debt. The Company estimated the fair value of the warrants at the dates of issuance and a debt discount and derivative liability of $807,523 was recorded and will be amortized over the remaining life of the debt.
The Company has contingent warrants for up to 274,305 shares of common stock, $0.001 par value per share, at $2.00 per share. The warrants are contingent upon a future event. The Company did not recognize the fair value of the total amount of the contingent warrants at the dates of the note agreements as the actual issuance of these warrants is directly contingent upon repayment status of the note to Immersive (see Note 6) or a future advance under the note to Ki Nam (see Note 6) . The Company will recognize the fair value of the contingent warrants as a debt discount when the contingency is resolved and the related warrants are issued, if any. The debt discount will be amortized to interest expense over the remaining terms of the note agreements.
The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes-Merton option pricing model using the following assumptions:

	June 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	0.50-5	1-5
Risk-free interest rate	0.48%-2.54%	0.57% - 1.67%%
Expected volatility	88%-130%	104% - 159%
     Expected volatility is based primarily on historical volatility of our peer group. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities.
     During three and six months ended June 30, 2009, the Company recorded income of $4,063,128 and $4,228,937, respectively, related to the change in fair value of the warrants and embedded conversion options.
The Company determines the fair value of its financial instruments in accordance with SFAS 157. SFAS 157 provides a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
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
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the instruments.
If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
The following table presents the Company’s warrants and embedded conversion option measured at fair value on a recurring basis as of June 30, 2009 and January 1, 2009, classified using the SFAS 157 valuation hierarchy:

	Level 3	Level 3
	Carrying Value	Carrying Value
	June 30, 2009	January 1, 2009
	(unaudited)	(unaudited)
Embedded conversion options	$534,164	$1,237,435
Warrants	2,897,530	5,615,673

	$3,431,694	$6,853,108

Decrease in fair value	$4,228,937

The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—
Cumulative effect of EITF 07-5	6,853,108
Issuance of warrants	807,523
Change in fair value	(4,228,937)

Balance at June 30, 2009	$3,431,694

NOTE 6 — RELATED PARTY NOTES PAYABLE
Related party notes payable consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Note payable to Immersive Media Corp., 12% interest rate, net of discount of $50,702 and $0, respectively	$949,298	$1,000,000
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $1,744,751 and $1,213,402, respectively	1,055,249	986,598
Note payable to Ki Nam, 10% interest rate, net of discount of $153,277	436,517	—

	$2,441,064	$1,986,598

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
On December 19, 2008, the Company amended the terms of the note with Immersive to extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. In addition, in the event that the Company receives (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the note shall become immediately due and payable. Immersive will have the option to convert the note during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65, per share including 606,060 warrants at $2.00 per share whichever is less.
The fair value of the contingent conversion feature will be calculated and recorded to debt discount upon the commencement of an applicable equity offering. In addition, if the note to immersive is converted, additional warrants will be issued, which will be valued and recorded if the contingency occurs.
In conjunction with the amendment, the Company also agreed to issue contingent warrants for up to 250,000 shares of common stock, $0.001 par value per share, at $2.00 per share, for extending the note. Immersive received a warrant to purchase 50,000 shares since the note was not repaid by March 31, 2009. For every month that the note remains outstanding thereafter, Immersive shall receive an additional warrant for 16,667 shares. As of June 30, 2009, the Company issued 100,000 of these warrants and recorded a debt discount of $99,700. See Note 5 for discussion on derivative liabilities.
Vision Opportunity Master Fund, Ltd. Bridge Financing
December 2008 — Financing
On December 30, 2008, the Company issued to Vision Opportunity Master Fund, Ltd. (“Vision”), 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $2,200,000. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10.0% per annum. The Debentures are secured by assets of the Company. The maturity date is December 30, 2009. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Debentures are convertible into shares of common stock of the Company at a conversion price of $1.54 per share (“Base Conversion Price”).
If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by the Company’s board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of June 30, 2009, the conversion price of the Debentures has not been reduced.
The agreement provides that from December 30, 2008 to the date that the Debentures are no longer outstanding, if the Company or its sole subsidiary, T3 Motion, Ltd., (the “Subsidiary”), issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.54 per share. Vision was obligated to elect the Exchange if all of the following conditions were met: (i) the Subsequent Financing was consummated by March 31, 2009; (ii) the Subsequent Financing was in the form of convertible preferred stock of the Company, (iii) the Subsequent Financing was for gross proceeds of at least $6,000,000; and (iv) the Subsequent Financing included at least 100% warrant coverage. On March 26, 2009, Vision granted us a 30-day extension until April 30, 2009, on the above terms. After April 30, 2009, Vision no longer has such obligation to convert the shares.
The Debentures further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by Vision will be reduced to $1.65 per share.

Vision received Series D Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate 666,666 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrants have a term of five years after the issue date of December 30, 2008. The reduction in exercise prices of Series B and C Warrants was deemed to be a modification under SFAS 123(R), Share-Based Payment, and resulted in additional recognition of approximately $79,000 as debt issuance cost at December 31, 2008. Moreover, the Company recorded a total debt discount of $1,215,638 for the effective beneficial conversion feature (“BCF”) of the debenture and debt discount related to the issuance of Series D Warrants, for the year ended December 31, 2008. The debt discount for the Series D Warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants are amortized to interest expense over the one-year life of the note. As of January 1, 2009, the Company adopted EITF 07-5, see Note 5, and recorded an additional debt discount of $859,955.
May 2009 Financing
On May 28, 2009, the Company issued to Vision, 10% Debentures, with an aggregate principal value of $600,000. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The Debentures are secured by assets of the Company. The maturity date is May 27, 2010. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Debentures are convertible into shares of common stock of the Company at a conversion price of $1.00 per share.
If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by the Company’s board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. As of June 30, 2009, the conversion price of the Debentures has not been reduced.
The agreement provides that from May 28, 2009 to the date that the Debentures are no longer outstanding, if the Company or its Subsidiary, issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a Subsequent Financing, Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share. Vision is obligated to elect the Exchange on a $0.90 per $1.00 if all of the following conditions are met: (i) the Subsequent Financing is in the form of convertible preferred stock of the Company; and (ii) the Subsequent Financing is for gross proceeds of at least $4,000,000.
The Purchase Agreement further provides that Vision, who also purchased 3,896,104 shares of common stock from a financing in March 2008 (“March 2008 Financing”) for $6.0 million (“March 2008 Purchase Price”), would receive additional shares of common stock if the price per share of the Subsequent Financing held within the next 24 months (“Subsequent Financing Price Per Share”) were below the purchase price per share of the March 2008 Financing. Vision would receive that number of additional shares such that, when combined with all other shares previously issued to Vision, Vision would have received an aggregate number of common shares equal to the March 2008 Purchase Price multiplied by the Subsequent Financing Price Per Share.
The Purchase Agreement further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by a Vision will be reset to the purchase price per share of a Subsequent Financing if such purchase price were lower than the warrant exercise price. In the event of a reduction in exercise prices of Series B and C Warrants it be deemed to be a modification under SFAS 123(R) and will result in additional recognition of debt issuance cost at the time of the price reset.
Vision received Series E Common Stock Purchase Warrants (the “E Warrants”) to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The E Warrants have a term of five years after the issue date of May 28, 2009. A discount of $492,549 was recorded in accordance with EITF 07-5 and will be amortized over the term of the note and was calculated using the Black-Scholes-Merton option pricing model.

Ki Nam Note
On March 30, 2009, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam may lend the Company up to $1,000,000, including $498,528 that had already been advanced by Mr. Nam for operating requirements. The line of credit will remain open until the Company raises $10.0 million in equity. The note will bear interest at 10% per annum. In the event the Company receives (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note shall become immediately due and payable. The Company agreed to issue warrants up to 303,030 shares of common stock, $0.001 par value per share, at $2.00 per share. The total warrants to be issued will depend on the final amount of the loan. During the three months ended June 30, 2009, the Company was advanced $98,000 under the loan agreement. The loan is due on March 31, 2010. The loan is convertible during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65 per share and include additional warrants for up to 606,060 at $2.00 per share upon conversion, whichever is less. The value of the note will be allocated between the note and warrants. As of June 30, 2009, 178,725 warrants have been issued and a discount of $215,273 was recorded in accordance with EITF 07-5 and will be amortized over the term of the note.
The fair value of the contingent conversion feature will be calculated and recorded to debt discount upon the commencement of an applicable equity offering. In addition, if the note to Ki is converted, additional warrants will be issued, which will be valued and recorded if the contingency occurs.
See Note 5 for derivative liability information.
NOTE 7 — INCOME (LOSS) PER SHARE
Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. Options, warrants and shares associated with the conversion of debt to purchase 15.3 million and 10.3 million shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.
The following table sets for the calculation of basic and diluted earnings per share (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic net income (loss) per common share:
Net income (loss)	$1,325,294	$(2,823,039)	$(1,371,296)	$(5,512,061)
Effect of dilutive securities:
Convertible debt — interest expense	526,534	—	—	—
Convertible debt — change in fair value of derivative liabilities	(878,953)	—	—	—

Numerator for diluted net income (loss) per common share	$972,875	$(2,823,039)	$(1,371,296)	$(5,512,061)

Denominator for basic income (loss) per common share:
Weighted-average shares	44,563,460	43,242,979	44,332,547	41,251,554
Effect of dilutive securities:
Employee stock options	1,884,433	—	—	—
Convertible debt	1,648,571	—	—	—

Denominator for diluted income (loss) per common share	48,096,464	43,242,979	44,332,547	41,251,554

Net income (loss) — basic	$0.03	$(0.07)	$(0.03)	$(0.13)

Net income (loss) — diluted	$0.02	$(0.07)	$(0.03)	$(0.13)

Diluted net income per share for the three months ended June 30, 2009, excludes the impact of 6.1 million options and warrants because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the period.
The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the three months ended June 30, 2009 is $1.54 and $1.00 per share, based on the conversion price that would have been in effect. The potentially dilutive effect of 2,028,571 warrants issuable upon conversion of the debt is considered in the calculation of earnings per share using the treasury stock method, based on the exercise price that would have been in effect had the warrants been issued on June 30, 2009. All such warrants have been excluded from the calculation because the minimum exercise price of such warrants exceeds the average market price of the Company’s common stock during the three months ended June 30, 2009.
NOTE 8 — STOCK OPTIONS AND WARRANTS
Common Stock Options
The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock compensation expense — cost of revenue	$33,108	$36,565	$66,071	$73,229
Stock compensation expense — sales and marketing	91,982	72,393	178,438	141,862
Stock compensation expense — research and development	53,003	24,463	104,245	51,004
Stock compensation expense — general and administrative	248,469	207,468	487,551	395,540

Total stock compensation expense	$426,562	$340,889	$836,305	$661,635

The following table summarizes the stock option activity related to the Company’s plan (unaudited):

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding as of January 1, 2009	6,468,167	$0.76
Options granted	160,000	1.40
Options exercised	—	—
Options forfeited	(370,084)	0.75
Options cancelled	—	—

Options outstanding as of June 30, 2009	6,258,083	$0.77	8.61	$1,884,433

Options exercisable as of June 30, 2009	3,779,092	$0.64	8.45	$1,365,928

Options vested and expected to vest as of June 30, 2009	6,193,688	$0.77	8.61	$1,870,858

Options available for grant under the Plan as of June 30, 2009	1,191,917

Weighted average fair value of options granted	$1.27

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.60	4,136,083	8.46	$0.60	2,947,633	$0.60
$0.77	1,000,000	8.45	$0.77	812,500	$0.77
$1.40	1,047,000	9.35	$1.40	18,959	$1.40
$1.70	75,000	9.17	$1.70	—	$1.70

	6,258,083	8.61	$0.77	3,779,092	$0.64

At June 30, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through 2011 related to unvested common stock options is approximately $2.4 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
From time to time, the Company issues warrants to purchase shares of the Company’s common stock to non-employees for services rendered or to be rendered in the future or in conjunction with its equity offerings. Such warrants are issued outside of the the Company’s stock option plan. A summary of the warrant activity in 2009 is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Warrants outstanding as of January 1, 2009	5,380,408	$1.48
Warrants granted	578,725	$1.59
Warrants exercised	—	$—
Warrants forfeited	—	$—
Warrants cancelled	—	$—

Warrants outstanding and exercisable as of June 30, 2009	5,959,133	$1.49	3.93	$—

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
The following table presents the changes in the product warranty accrual for the six months ended June 30, (unaudited):

	2009	2008
Beginning balance, January 1,	$362,469	$296,000
Charged to cost of revenues	67,955	$202,945
Usage	(172,887)	$(71,498)

Ending balance, June 30,	$257,537	$427,447

Legal Contingency
Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s COO, (“Defendants”) for breach of contract, conspiracy, and fraud arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. Plaintiff seeks compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants dispute the claims and intend to vigorously defend against them. Defendants’ response to the complaint is due August 24, 2009, and Defendants will be filing a responsive pleading by that date. The purchase order was for molded body tooling for the T3 Series vehicle in the amount of $813,810, of which the Company has a deposit of $406,905. The molds have not been delivered to the Company. If the Company receives the molds, they will be capitalized and depreciated over their useful life.
In the ordinary course of business, the Company may face various claims brought by third parties in addition to the claim described above and may from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of the Company’s products. Any of these claims could subject us to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the consolidated operations or financial position.
Indemnities and Guarantees
During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility and automobile leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities and automobiles, respectively. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.
NOTE 10 — NOTES PAYABLE
On June 12, 2009, the Company converted $199,829 of accounts payable to Performance Composites, Inc. (“PCI”) to a secured note payable due on August 30, 2009. The terms of the note require monthly interest payments commencing June 1, 2009 at a rate of 8.0% per annum. The note is secured by the Company’s assets, subordinated to the Vision and Immersive outstanding debt (see Note 6).
NOTE 11 — RELATED PARTY TRANSACTIONS
The following table presents the changes in related party transactions for the six months ended June 30, 2009

	Accounts	Related party	Related party
	receivable/advances	payables	notes payable

Opening balance at December 31, 2008	$33,248	$2,034,734	$1,986,598
Borrowings	—	—	698,000
Payments	(4,346)	—	—
Issuance of stock	—	(1,536,206)	—
Debt discount	—	—	(807,523)
Cumulative effect of EITF 07-5 - debt discount	—	—	(858,683)
Amortization of discount on debt	—	—	930,878
Conversion of related party payable to note	—	(498,528)	498,528
Reclass of accrued interest to accrued expense	—	6,734	(6,734)
Interest expense	—	223,723	—

Balance at June 30, 2009	$28,902	$230,457	$2,441,064

Accounts Receivable/Advances
As of June 30, 2009 and December 31, 2008, the Company has an advance of $28,902 outstanding, to Graphion Technology USA LLC, (“Graphion”) that was used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand.
As of December 31, 2008, there was an outstanding employee receivable of $4,346, which was paid in full during 2009.
Prepaid Inventory
As of June 30, 2009 and December 31, 2008, there was a prepaid inventory balance of $120,000 from Graphion.
Related Party Payables
The Company purchases batteries and research and development parts from Graphion. During the six months ended June 30, 2009 and 2008, the Company purchased $513,179 and $123,586, respectively of parts and had an outstanding accounts payable balance of $312,488 and $8,587, respectively.
As of June 30, 2009, there was $31,734 of accrued interest and $589,792 of related party notes payable due to Ki Nam, the Chief Executive Officer. As of December 31, 2008, there was $498,528 advanced to the Company by its

CEO, to be used for operating requirements. On March 30, 2009, the Company entered into a loan agreement with its CEO, converting the related party payable into a related party note payable (see Note 6).
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
Interest Expense
During the three and six months ended June 30, 2009 and 2008, the Company amortized $540,663, $60,738, $930,878 and $364,423, respectively, of discounts related to the Related Party Notes Payable.
During the three and six months ended June 30, 2009 and 2008, the Company accrued interest expense on related party payables of $114,703, $30,000, $230,457 and $89,672, respectively, of which $0 and $59,672 were paid.
Related Party Notes Payables
See Note 6.
NOTE 12- EQUITY
Pursuant to the consulting agreement dated September 17, 2008, the Company authorized 160,000 shares at $2.00 per share, to Investor Relations Group (“IRG”) for investor relationship services to be rendered from September 17, 2008 through September 17, 2009. The shares vest 1/12th each month. The consulting agreement can be cancelled with a 30 day cancellation notice by either party. On June 6, 2009, the Company terminated the agreement with IRG. As of June 30, 2009 and December 31, 2008, 40,000 and 40,000, respectively, shares of common stock were issued under the consulting agreement and in accordance with EITF 00-18 and EITF 96-18, the fair value of the shares issued and earned of $80,000 and $80,000 was recorded and expensed for the six months ended June 30, 2009 and the year ended December 31, 2008.
NOTE 13- SUBSEQUENT EVENTS
Ki Nam, the Company’s chairman and CEO, advanced the following to the Company in accordance with the terms of his line of credit agreement. (see Note 6):
July 13, 2009 — $50,000
July 17, 2009 — $50,000
July 23, 2009 — $100,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the recently filed Annual Report on Form 10-K for the year ended December 31, 2008.
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
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at June 30, 2009, the Company’s accumulated deficit amounted to $27,728,461. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least September 30, 2009. The Company intends to raise additional debt and/or equity capital to finance future activities during 2009. As of July 31, 2009, the Company had $121,000 in cash and cash equivalents. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Concentration of Risk
As of and for the six months ended June 30, 2009, three customers accounted for approximately 41% of total accounts receivable, no single customer accounted for more than 10% of total revenues and one vendor accounted for approximately 16% of total accounts payable. As of and for the six months ended June 30, 2008, two customers accounted for approximately 23% of total accounts receivable, one customer accounted for approximately 10% of total revenues and one vendor accounted for approximately 17% of total accounts payable.
As of December 31, 2008, no single customer or vendor accounted for more than 10% of total accounts receivable, total accounts payable or total revenues.
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
The Company does not enter into contracts that require fixed pricing beyond the term of the purchase order. All sales via distributor agreements are accompanied by a purchase order. Further, the Company does not allow for returns of unsold items.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related party receivable, accounts payable, accrued expenses, notes payable, related party notes payable and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at June 30, 2009 and December 31, 2008.

Income (Loss) Per Share
Basic income (loss) per common share is computed based on the weighted-average number of shares outstanding for the period. Diluted income (loss) per share includes the effect of potential shares outstanding, including dilutive stock options and warrants, using the treasury stock method, and shares issuable upon conversion of debt. In periods of losses, basic and diluted loss per share are the same as the effect of stock options, warrants and shares issuable upon conversion of debt on loss per share is anti-dilutive. Options, warrants and shares associated with the conversion of debt to purchase 15.3 million and 10.3 million shares of common stock were outstanding at June 30, 2009 and 2008 respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.
The following table sets for the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator for basic net income (loss) per common share:
Net income (loss)	$1,325,294	$(2,823,039)	$(1,371,296)	$(5,512,061)
Effect of dilutive securities:
Convertible debt — interest expense	526,534	—	—	—
Convertible debt — change in fair value of derivative liabilities	(878,953)	—	—	—

Numerator for diluted net income (loss) per common share	$972,875	$(2,823,039)	$(1,371,296)	$(5,512,061)

Denominator for basic income (loss) per common share:
Weighted-average shares:	44,563,460	43,242,979	44,332,547	41,251,554
Effect of dilutive securities:
Employee stock options	1,884,433	—	—	—
Convertible debt	1,648,571	—	—	—

Denominator for diluted income (loss) per common share	48,096,464	43,242,979	44,332,547	41,251,554

Net income (loss) — basic	$0.03	$(0.07)	$(0.03)	(0.13)

Net income (loss) — diluted	$0.02	$(0.07)	$(0.03)	(0.13)

Diluted net income per share for the three months ended June 30, 2009, excludes the impact of 6.1 million options and warrants because the exercise price per share for those options and warrants exceeds the average market price of the Company’s common stock during the period.
The conversion price of the Company’s debt assumed in the calculation of diluted earnings per share for the three months ended June 30, 2009 is $1.54 and $1.00 per share, based on the conversion price that would have been in effect. The potentially dilutive effect of 2,028,571 warrants issuable upon conversion of the debt is considered in the calculation of earnings per share using the treasury stock method, based on the exercise price that would have been in effect had the warrants been issued on June 30, 2009. All such warrants have been excluded from the calculation because the minimum exercise price of such warrants exceeds the average market price of the Company’s common stock during the three months ended June 30, 2009.
Legal Contingency
Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s COO, (“Defendants”) for breach of contract, conspiracy, and fraud arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. Plaintiff seeks compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants dispute the claims and intend to vigorously defend against them. Defendants’ response to the complaint is due August 24, 2009, and Defendants will be filing a responsive pleading by that date. The purchase order was for molded body tooling for the T3 Series vehicle in the amount of $813,810, of which the Company has a deposit of $406,905. The molds have not been delivered to the Company. If the Company receives the molds, they will be capitalized and depreciated over their useful life.
Warranty
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
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates both domestically and international. Following are the revenues for each geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Domestic (U.S.)	$918,217	$1,749,653	$1,593,246	$3,097,484
International	119,713	161,041	649,721	315,311

Total	$1,037,930	$1,910,694	$2,242,967	$3,412,795

Derivative Liability
Effective January 1, 2009 the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 5,260,408 of our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and March 2014. Effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue ranging from December 2007 through March 2009. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $4.0 million to a derivative liability to recognize the fair value of such warrants and embedded conversion features, including fair value of the option to convert debt to equity, at the issuance date and reclassified from retained earnings, as a cumulative effect adjustment, approximately $2.0 million to recognize the change in the fair value from inception through December 31, 2008 and recorded additional debt discounts of approximately $0.9 million related to debt discounts on related party notes of the warrants outstanding at December 31, 2008.
During 2009, the Company issued 578,725 of additional warrants related to convertible debt. The Company estimated the fair value of the warrants at the dates of issuance and a debt discount and derivative liability of $807,523 was recorded and will be amortized over the remaining life of the debt.
The Company has contingent warrants for up to 274,305 shares of common stock, $0.001 par value per share, at $2.00 per share. The warrants are contingent upon a future event. The Company did not recognize the fair value of the total amount of the contingent warrants at the dates of the note agreements as the actual issuance of these warrants is directly contingent upon repayment status of the note to Immersive (see Note 6) or a future advance under the note to Ki Nam (see Note 6). The Company will recognize the fair value of the contingent warrants as a debt discount when the contingency is resolved and the related warrants are issued, if any. The debt discount will be amortized to interest expense over the remaining terms of the note agreements.
The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes-Merton option pricing model
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). The Codification will become the source of authoritative U.S. GAAP. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2009 and does not expect the standard to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. FSP FAS 107-1 and APB 28-1 became effective for the Company in its second quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for the Company in its second quarter of fiscal 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
The Company has adopted FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of SFAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, and had no effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
The following table sets forth the results of operations:

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:	$1,037,930	$1,910,694	$2,242,967	$3,412,795
Cost of revenues	1,255,747	2,487,208	2,722,014	4,570,045

Gross loss	(217,817)	(576,514)	(479,047)	(1,157,250)

Operating expenses:
Sales and marketing	450,750	542,717	997,154	987,199
Research and development	297,413	323,832	598,861	604,019
General and administrative	1,098,666	1,311,299	2,340,186	2,352,996

Total operating expenses	1,846,829	2,177,848	3,936,201	3,944,214

Loss from operations	(2,064,646)	(2,754,362)	(4,415,248)	(5,101,464)

Other income (expense):
Interest income	870	23,731	2,485	47,680
Other income (expense)	4,063,128	(1,586)	4,228,937	(1,537)
Interest expense	(674,058)	(90,822)	(1,186,670)	(455,940)

Total other income (expense), net	3,389,940	(68,677)	3,044,752	(409,797)

Net income (loss) before provision for income tax	1,325,294	(2,823,039)	(1,370,496)	(5,511,261)
Provision for income tax	—	—	800	800

Net income (loss)	1,325,294	(2,823,039)	(1,371,296)	(5,512,061)

Other comprehensive income (loss):
Foreign currency translation income (loss)	13,909	(659)	(6,032)	(794)

Comprehensive income (loss)	$1,339,203	$(2,823,698)	$(1,377,328)	$(5,512,855)

Net income (loss) per share:
Basic	$0.03	$(0.07)	$(0.03)	$(0.13)

Diluted	$0.02	$(0.07)	$(0.03)	$(0.13)

Weighted average number of common shares outstanding:
Basic	44,563,460	43,242,979	44,332,547	41,251,554

Diluted	48,096,464	43,242,979	44,332,547	41,251,554

     Revenues. Revenues are from sales of T3 Series personal mobility vehicles, power modules, chargers and related accessories. The T3 Series is sold domestically and in the following international locations: Canada, Mexico, Caribbean and the Middle East. Revenue decreased $872,764, or 46%, to $1,037,930 for the three months ended June 30, 2009, compared to the same period of the prior year and decreased $1,169,828 or 34%, to $2,242,967 for the six months ended June 30, 2009, compared to the same period of the prior year. The decrease was attributable to the current economic crisis in the United States, offset in part by the Company’s expansion into the Middle East.

     Domestic Revenues. The decrease in domestic revenue is attributable to the current economic condition of the Unites States. During the six months ended June 30, 2009, many of the municipalities, private security companies and government departments experienced budget freezes on all capital expenditures. This freeze resulted in the Company experiencing decreased orders. Domestic revenue decreased $831,436, or 48%, to $918,217 for the three months ended June 30, 2009, compared to the same period of the prior year and decreased $1,504,238 or 49%, to $1,593,246 for the six months ended June 30, 2009, compared to the same period of the prior year.
     International Revenues. The increase in international revenues was attributable to the ramp up of the sales strategy and implementation of such strategy, including expansion into the Middle East region. International revenue decreased $41,328, or 26%, to $119,713 for the three months ended June 30, 2009, compared to the same period of the prior year and increased $334,410 or 106%, to $649,721 for the six months ended June 30, 2009, compared to the same period of the prior year.
     Cost of Revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenue decreased $1,231,461, or 50%, to $1,255,747 for the three months ended June 30, 2009, compared to the same period of the prior year and decreased $1,848,031 or 40%, to $2,722,014 for the six months ended June 30, 2009, compared to the same period of the prior year. The decrease in cost of revenues was attributable to the decrease in revenue, offset by the continued efforts to reduce materials and production costs. The cost reduction strategy will continue if sales volume increases and the Company is able to achieve volume discounts on its materials along with production efficiencies.
     Gross loss. The gross loss was attributable to cost overruns and inefficiencies in the production process. During 2009 and 2008, management has continued to source lower product costs as well as increase production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross loss margin was (21.0%) and (21.4%), respectively, for the three and six months ended June 30, 2009, compared to (30.2%) and (33.9%), respectively, for the three and six months ended June 30, 2008.
     Sales and marketing expense. Sales and marketing decreased by $91,967, or 17%, to 450,750 for the three months ended June 30, 2009, compared to the same period of the prior year and increased by $9,955, or 1%, to $997,154 for the six months ended June 30, 2009, compared to the same period of the prior year. The decrease for the three months ended June 30, 2009 was attributable to the decreased sales volumes offset in part by the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the sales and expand the markets of the T3 product and accessories. Sales and marketing remained flat for the six months ended June 30, 2009, when compared to the same period of the prior year due to lower costs associated with decreased revenue offset in part by trade shows and the addition of staff.
     Research and development. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs related to research and development. Research and development decreased $26,419, or 8% for the three months ended June 30, 2009 when compared to the same period of the prior year and decreased $5,158, or 1%, to $598,861 for the six months ended June 30, 2009, compared to the same periods of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts.
     General and administrative. General and administrative expenses decreased $12,810, or 1%, to $2,340,186 for the six months ended June 30, 2009 compared to the same period of the prior year. General and administrative expense include wages, depreciation and amortization, stock option expense and professional fees to support the public company filing requirements as well as infrastructure support to aid with the Company’s continued growth.
     Total other income (expense). Total other income (expenses) was primarily attributable to the change in the fair value of the derivative liabilities due to the decrease in the market price assumptions. This increase was offset by interest expense from the related party payables during the period and the debt discounts associated with such debt.
     Net Income (Loss). Net Income for the three months ended June 30, 2009, was $1,325,294, or $0.03 per basic and $0.02 per diluted share compared to a net loss of $(2,823,039), or $(0.07) per basic and diluted share, for the same period of the prior year. Net loss for the six months ended June 30, 2009, was $(1,371,296), or $(0.03) per basic and diluted share compared to $(5,512,061), or $(0.13) per basic and diluted share, for the same period of the prior year. Declines in the general economic conditions continue to impact the demand for the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, earnings and liquidity.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. The Company will continue to raise equity and/or secure additional debt to meet its working capital requirements. For the year ended December 31, 2008, the Company’s independent registered public accounting firm noted in its report that the Company has incurred losses from operations and have an accumulated deficit of approximately $24.4 million as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management believes that its current source of funds and current liquid assets will allow it to continue as a going concern through at least September 2009. The Company will raise additional debt and/or equity capital to finance future activities through 2009. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company will require additional capital to meet its working capital requirements, research and development and capital requirements for the next twelve months. The Company will continue to raise additional equity and/or financing to meet its working capital requirements.
Our principal sources of liquidity are cash and receivables. As of June 30, 2009, cash and cash equivalents were $129,011, or 3% of total assets compared to $1,682,741, or 21% of total assets as of December 31, 2008. The decrease in cash and cash equivalents was primarily attributable to increase of net cash used in operating and investing activities offset in part by equity financing from sale of equity-based securities.

Cash Flows
For the Six Months Ended June 30, 2009 and 2008
Net cash used in operating activities was $2,248,466 for the six months ended June 30, 2009 compared with $5,212,953 for the same period of the prior year. The decrease of net cash used in operating activities for the six months ended June 30, 2009, was mainly due to management’s cost reduction strategy offset in part by increased costs associated with public company filing requirements and increased staffing to support the business infrastructure.
Net cash provided by investing activities was $2,768 for the six months ended June 30, 2009, compared to cash used in investing activities of $1,944,229 for the same period of the prior year.
Net cash provided by financing activities was $698,000 for the six months ended June 30, 2009, compared to $4,741,673 for the same period of the prior year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.

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
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
Changes in Internal Control over Financial Reporting
The following change in our internal control over financial reporting was completed during the period ended June 30, 2009, and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Preproduction Plastics, Inc. v. T3 Motion, Inc., Ki Nam and Jason Kim (Orange County Superior Court Case No. 30-2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of action against T3 Motion, Inc., Ki Nam and Jason Kim (“Defendants”) for breach of contract, conspiracy and fraud, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. Plaintiff seeks compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants deny the claims and intend to vigorously defend against them. Defendants’ response to the complaint is due on August 24, 2009, and Defendants will be filing a responsive pleading by that date. The purchase order was for molded body tooling for the T3 Series vehicle in the amount of $813,810, of which the Company has a deposit of $406,905. The molds have not been delivered to the Company. If the Company receives the molds, they will be capitalized and depreciated over their useful life.
Other than the description above, there have been no material developments during the quarter ended June 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
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
     Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2008 that we have incurred recurring losses from operations and have an accumulated deficit of approximately $27.7 million as of June 30, 2009. These factors among others raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $4,415,248 for the six months ended June 30, 2009.
     As of June 30, 2009, we had $0.1 million in cash on hand to use for working capital, regulatory filing requirements, research and development and capital requirements. As a public reporting company, we will incur legal, accounting and other costs associated with being a public company. For the six months ended June 30, 2009, we used $2.2 million in cash for operating activities. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, research and development and capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements, including the use of the proceeds from this offering. Management believes that the achievement of our cost reduction strategy in 2009, will allow us to meet our working capital requirements with our cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.
     Management believes that its current sources of funds and current liquid assets will allow us to continue as a going concern through at least September 2009. We will raise additional debt and/or equity capital to finance future activities through 2009. In light of these plans, management is confident in our ability to continue as a going concern. Despite management’s confidence, our significant recurring losses to date raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future. If we fail as a going concern, our shares of common stock will hold little or no value.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 9, 2009, the Company held its 2009 Annual Meeting of Stockholders. At the Annual Meeting, the stockholders re-elected all directors to serve as members of the Board of Directors for a one-year term.
     There were present at the Annual Meeting, in person or by proxy, stockholders of the Company who were holders of record on May 11, 2009 of 33,670,171 shares of common stock or 75.62% of the total shares of the outstanding common stock of the Company, which constituted a quorum. Of the 33,670,171 shares entitled to vote in such election, the votes cast were as follows:

Election of Directors	Votes For	Votes Withheld
Ki Nam	33,670,171	—
David Snowden	33,670,171	—
Steven Healy	33,670,171	—
Mary Schott	33,670,171	—
Kelly Anderson	33,670,171	—
     At the same meeting, a proposal for the ratification of the selection of KMJ Corbin & Company as independent auditor of the Company was submitted to the stockholders, and the votes cast were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
33,645,171	0	0	25,000
Item 5. Other Information.
     None
Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

10.1	Securities Purchase Agreement dated as of May 28, 2009 (3)

10.2	Form of 10% Secured Convertible Debenture (3)

10.3	Form of Series E Common Stock Purchase Warrant (3)

10.4	Subsidiary Guarantee dated as of May 28, 2009 (3)

10.5	Security Agreement dated as of May 28, 2009 (3)

10.6	Form of Amendment to Series B Common Stock Purchase Warrant (3)

10.7	Form of Amendment to Series C Common Stock Purchase Warrant (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1, filed with the SEC on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2009.

(3)	Filed with the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2009.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: August 14, 2009	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer