Form 10-Q
period 2009-09-30
T3 Motion, Inc.
filed 2009-11-16
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of November 16, 2009, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 44,563,460.

T3 MOTION, INC.
INDEX TO FORM 10-Q
September 30, 2009

Page
PART I. FINANCIAL INFORMATION
Item 1.Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	5
Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1.Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures
EX-3.4
EX-3.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,717	$1,682,741
Accounts receivable, net of reserves of $37,000 and $27,000, respectively	938,381	1,447,004
Related party receivable	28,902	33,248
Inventories	1,001,226	1,814,469
Prepaid expenses and other current assets	581,006	612,795

Total current assets	2,814,232	5,590,257
Property and equipment, net	933,651	1,197,170
Intangible assets, net	625,000	625,000
Deposits	495,647	491,761

Total assets	$4,868,530	$7,904,188

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,983,077	$2,381,487
Accrued expenses	944,478	785,494
Related party payables	324,648	2,034,734
Note payable	199,829	—
Deposit for preferred stock subscription	1,250,000	—
Derivative liabilities	2,841,785	—
Related party notes payable, net of debt discounts	3,370,485	986,598

Total current liabilities	10,914,302	6,188,313
Long-term liabilities:
Related party note payable	—	1,000,000

Total liabilities	10,914,302	7,188,313

Commitments and contingencies

Common stock, $0.001 par value; 100,000,000 shares authorized; 44,563,460 (unaudited) and 43,592,428 shares issued and outstanding, respectively	44,564	43,593

Additional paid-in capital	23,906,468	25,043,452
Accumulated deficit	(29,998,286)	(24,375,827)
Accumulated other comprehensive income	1,482	4,657

Total stockholders’ (deficit) equity	(6,045,772)	715,875

Total liabilities and stockholders’ (deficit) equity	$4,868,530	$7,904,188

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$1,165,859	$2,234,939	$3,408,826	$5,647,734
Cost of revenues	1,224,988	2,475,956	3,947,002	7,046,001

Gross loss	(59,129)	(241,017)	(538,176)	(1,398,267)

Operating Expenses:
Sales and marketing	486,127	669,861	1,483,281	1,657,060
Research and development	364,258	417,875	963,119	1,021,894
General and administrative	1,119,985	1,280,829	3,460,171	3,633,825

Total operating expenses	1,970,370	2,368,565	5,906,571	6,312,779

Loss from operations	(2,029,499)	(2,609,582)	(6,444,747)	(7,711,046)

Other income (expense):
Interest income	5	7,144	2,490	54,824
Other income (expense), net	633,985	1,506	4,862,922	(31)
Interest expense	(874,316)	(94,251)	(2,060,986)	(550,191)

Total other income (expense), net	(240,326)	(85,601)	2,804,426	(495,398)

Loss before provision for income taxes	(2,269,825)	(2,695,183)	(3,640,321)	(8,206,444)
Provision for income taxes	—	—	800	800

Net loss	(2,269,825)	(2,695,183)	(3,641,121)	(8,207,244)

Other comprehensive loss:
Foreign currency translation loss	(2,857)	(1,236)	(3,175)	(2,030)

Comprehensive loss	$(2,272,682)	$(2,696,419)	$(3,644,296)	$(8,209,274)

Net loss per share:
Basic	$(0.05)	$(0.06)	$(0.08)	$(0.20)

Diluted	$(0.05)	$(0.06)	$(0.08)	$(0.20)

Weighted average number of common shares outstanding:
Basic	44,563,460	43,443,732	44,384,988	41,987,614

Diluted	44,563,460	43,443,732	44,384,988	41,987,614

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,641,121)	$(8,207,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	10,000	3,000
Warranty expense	123,902	314,462
Depreciation and amortization	273,603	505,098
Investor relations expense	80,000	—
Stock compensation expense	1,260,866	992,810
Loss on sale of fixed asset	—	1,607
Change in fair value of derivative liability	(4,862,598)	—
Amortization of debt discount	1,662,091	425,161
Change in operating assets and liabilities:
Accounts and other receivables, net	498,623	(1,658,784)
Inventories	813,243	(964,262)
Prepaid expenses and other current assets	31,789	(418,268)
Deposits	(3,886)	(3,146)
Accounts payable and accrued expenses	154,415	1,286,208

Net cash used in operating activities	(3,599,073)	(7,723,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of data license	—	(1,000,000)
Purchases of property and equipment	(10,084)	(512,726)
Deposits on fixed assets	—	(496,304)
Loans/advances to related parties	—	(77,297)
Proceeds from sale of fixed assets	—	2,200
Repayment of loans/advances to related parties	4,346	2,909

Net cash used in investing activities	(5,738)	(2,081,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and contributions from stockholder, net	—	6,669,163
Deposit for preferred stock subscription	1,250,000	—
Proceeds from issuance of related party debt	939,962	—
Loans/advances from related parties	—	200,000
Payment of loans from related parties	—	(1,819,990)

Net cash provided by financing activities	2,189,962	5,049,173

Effect of exchange rate on cash	(3,175)	(2,030)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,418,024)	(4,757,433)
CASH AND CASH EQUIVALENTS — beginning of period	1,682,741	4,932,272

CASH AND CASH EQUIVALENTS — end of period	$264,717	$174,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,096	$66,003

Income taxes	$800	$1,600

Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$1,536,206	$—

Conversion of related party payable to related party notes payable	$498,528	$—

Conversion of accounts payable to note payable	$199,829	$—

Cumulative effect to retained earnings due to adoption of accounting standard	$1,981,338	$—

Cumulative effect to additional paid-in capital due to adoption of accounting standard	$4,013,085	$—

Cumulative effect to debt discount due to adoption of accounting standard	$859,955	$—

Debt discount and warrant liability recorded upon issuance of warrants	$851,277	$—

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
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.
The Company has evaluated subsequent events through November 16, 2009, the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception and has used substantial amounts of working capital in its operations. Further, at September 30, 2009, the Company’s accumulated deficit amounted to $29,998,286. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
As of October 31, 2009, the Company had $109,213 in cash and cash equivalents. Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least November 30, 2009. The Company intends to raise additional debt and/or equity capital to finance future activities during 2009 and 2010. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to, collectibility of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, stock-based transactions, derivative liabilities and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Concentration of Risk
As of and for the nine months ended September 30, 2009, one customer accounted for approximately 25% of total accounts receivable, no single customer accounted for more than 10% of net revenues and two vendors accounted for approximately 29% of total accounts payable. For the nine months ended September 30, 2008, one customer accounted for approximately 14% of net revenues and one vendor accounted for approximately 12% of total accounts payable.

As of December 31, 2008, no single customer or vendor accounted for more than 10% of total accounts receivable or total accounts payable.
Revenue Recognition
The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.
For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with Free-On-Board Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 9), and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related party receivable, accounts payable, accrued expenses, note payable, related party notes payable and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at September 30, 2009 and December 31, 2008.
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates both domestically and internationally. Following are the net revenues for each geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Domestic	$1,122,407	$2,122,992	$2,715,653	$5,220,476
International	43,452	111,947	693,173	427,258

Total net revenues	$1,165,859	$2,234,939	$3,408,826	$5,647,734

Recent Accounting Pronouncements

New Accounting Standard. In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on the Company’s financial position or results of operations.
NOTE 2 — INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Raw materials	$828,441	$1,170,278
Work-in-process	69,269	540,260
Finished goods	103,516	103,931

	$1,001,226	$1,814,469

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Prepaid inventory	$311,858	$355,720
Prepaid expenses	269,148	257,075

	$581,006	$612,795

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

NOTE 5 — DERIVATIVE LIABILITIES
Effective January 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.
As a result of the adoption of the accounting standard, 4,562,769 of our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and September 2014. Effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, all of which have exercise price reset features and price protection clauses, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their date of original issuance ranging from March 2008 through December 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $4.0 million to a derivative liability to recognize the fair value of such warrants and embedded conversion features, at the original issuance date and reclassified from retained earnings, as a cumulative effect adjustment, approximately $2.0 million to recognize the change in the fair value from original issuance through December 31, 2008, and recorded additional debt discounts of approximately $0.9 million related to the fair value of warrants issued with related party notes outstanding at December 31, 2008.
During 2009, the Company issued 702,046 of additional warrants related to convertible debt. The Company estimated the fair value of the warrants at the dates of issuance and a debt discount and derivative liability of $851,277 was recorded and will be amortized over the remaining life of the debt.
The Company has contingent warrants for up to 150,984 shares of common stock, $0.001 par value per share, at $2.00 per share. The warrants are contingent upon a future event. The Company did not recognize the fair value of the total amount of the contingent warrants at the dates of the note agreements as the actual issuance of these warrants is directly contingent upon repayment status of the note to Immersive (see Note 6) or a future advance under the note to Ki Nam (see Note 6) . The Company will recognize the fair value of the contingent warrants as a debt discount when the contingency is resolved and the related warrants are issued, if any. The debt discount will be amortized to interest expense over the remaining terms of the note agreements.
The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes-Merton option pricing model using the following assumptions:

	September 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	0.25-5	1-5
Risk-free interest rate	0.40%-2.60%	0.57%-1.67%
Expected volatility	84%-159%	104%-159%
Expected volatility is based primarily on historical volatility of the Company’s peer group. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities.
During the three and nine months ended September 30, 2009, the Company recorded income of $633,661 and $4,862,598, respectively, related to the change in fair value of the warrants and embedded conversion options.
The Company determines the fair value of its financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:
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
The following table presents the Company’s warrants and embedded conversion option measured at fair value on a recurring basis as of September 30, 2009 and January 1, 2009:

	Level 3	Level 3
	Carrying Value	Carrying Value
	September 30, 2009	January 1, 2009
	(unaudited)	(unaudited)
Embedded conversion options	$828,463	$1,237,435
Warrants	2,013,322	5,615,673

	$2,841,785	$6,853,108

Decrease in fair value	$4,862,598

The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—
Cumulative effect of adoption	6,853,106
Issuance of warrants	851,277
Change in fair value	(4,862,598)

Balance at September 30, 2009	$2,841,785

NOTE 6 — RELATED PARTY NOTES PAYABLE
Related party notes payable consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Note payable to Immersive Media Corp., 12% interest rate, net of discount of $62,359 and $0, respectively.	$937,641	$1,000,000

Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $1,079,410 and $1,213,402, respectively	1,720,590	986,598
Note payable to Ki Nam, 10% interest rate, net of discount of $119,501	712,254	—

	$3,370,485	$1,986,598

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
On December 19, 2008, the Company amended the terms of the note with Immersive to extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. In addition, in the event that the Company receives (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the note shall become immediately due and payable. Immersive will have the option to convert the note during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65, per share, whichever is less. When the Company authorizes and issues the preferred stock (See Note 12), the conversion price will be adjusted to $0.70 per share pursuant to the terms of the agreement.
The fair value of the contingent conversion feature will be calculated and recorded to debt discount upon the commencement of an applicable equity offering. In addition, if the note to Immersive is converted, additional warrants will be issued, which will be valued and recorded if the contingency occurs.
In conjunction with the amendment, the Company also agreed to issue contingent warrants for up to 250,000 shares of common stock, $0.001 par value per share, originally at $2.00 per share, for extending the note. When the Company authorizes and issues the preferred stock (See Note 12), the exercise price will be adjusted to $0.70 per share pursuant to the terms of the warrant agreement. Immersive received a warrant to purchase 50,000 shares since the note was not repaid by March 31, 2009. For every month that the note remains outstanding thereafter, Immersive shall receive an additional warrant for 16,667 shares. As of September 30, 2009, the Company issued 150,000 of these warrants and recorded a debt discount of $119,904. See Note 5 for discussion on derivative liabilities.
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
If, during the time that the Debentures are outstanding, the Company sells or grants any option to purchase (other than options issued pursuant to a plan approved by the Company’s board of directors), or sells or grants any right to reprice its securities, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of the Company’s common stock at a price per share that is lower than the conversion price of the debentures or that is higher than the Base Conversion

Price but lower than the daily volume weighted average price of the common stock, then the conversion price of the Debentures will be reduced. When the Company authorizes and issues the preferred stock (See Note 12), the conversion price will be adjusted to $0.70 per share pursuant to the terms of the agreement.
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
The Debentures further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by Vision will be reduced to $1.65 per share. When the Company authorizes and issues the preferred stock (See Note 12), the exercise price will be adjusted to $0.70 per share pursuant to the terms of the agreement.
Vision received Series D Common Stock Purchase Warrants (the “Warrants”) to purchase up to an aggregate 666,666 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrants have a term of five years after the issue date of December 30, 2008. The reduction in exercise prices of Series B and C Warrants was deemed to be a modification and resulted in additional recognition of approximately $79,000 as debt issuance cost at December 31, 2008. Moreover, the Company recorded a total debt discount of $1,215,638 for the effective beneficial conversion feature (“BCF”) of the debenture and debt discount related to the issuance of Series D Warrants, for the year ended December 31, 2008. The debt discount for the Series D Warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants are amortized to interest expense over the one-year life of the note. The purchase price of the warrants will be reset to the purchase price per share of a Subsequent Financing if such purchase price were lower than the warrant exercise price. As of January 1, 2009, the Company adopted a new accounting standard, see Note 5, and recorded an additional debt discount of $859,955.
May 2009 Financing
On May 28, 2009, the Company issued to Vision, 10% Debentures, with an aggregate principal value of $600,000. The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum and will be paid upon conversion into common stock or upon maturity. The Debentures are secured by assets of the Company. The maturity date is May 27, 2010. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Debentures are convertible into shares of common stock of the Company at the current stock price not to exceed a conversion price of $1.00 per share.
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
The agreement provides that from May 28, 2009 to the date that the Debentures are no longer outstanding, if the Company or its Subsidiary, issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a Subsequent Financing, Vision may elect, in their sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a $1.00 for $1.00 basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share. When the Company authorizes and issues the preferred stock (See Note 12), the conversion price will be adjusted to $0.70 per share pursuant to the terms of the agreement. Vision is obligated to elect the Exchange on a $0.90 per $1.00 if all of the following conditions are met: (i) the Subsequent Financing is in the form of convertible preferred stock of the Company; and (ii) the Subsequent Financing is for gross proceeds of at least $4,000,000.

The Agreement further provides that Vision, who also purchased 3,896,104 shares of common stock from a financing in March 2008 (“March 2008 Financing”) for $6.0 million (“March 2008 Purchase Price”), would receive additional shares of common stock if the price per share of the Subsequent Financing held within the next 24 months (“Subsequent Financing Price Per Share”) were below the purchase price per share of the March 2008 Financing of $1.54 per share, Vision would receive that number of additional shares such that, when combined with all other shares previously issued to Vision. Vision would have received an aggregate number of common shares equal to the March 2008 Purchase Price multiplied by the Subsequent Financing Price Per Share.
The Agreement further provides that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by Vision will be reset to the purchase price per share of a Subsequent Financing if such purchase price were lower than the original warrant exercise price. In the event of a reduction in exercise prices of Series B and C Warrants, the Company will record additional debt issuance cost at the time of the price reset.
Vision received Series E Common Stock Purchase Warrants (the “E Warrants”) to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The E Warrants have a term of five years after the issue date of May 28, 2009. A discount of $492,549 was recorded and will be amortized over the term of the note and was calculated using the Black-Scholes-Merton option pricing model. The purchase price of the warrants will be reset to the purchase price per share of a Subsequent Financing if such purchase price were lower than the warrant exercise price. When the Company authorizes and issues the preferred stock (See Note 12) the exercise price will be adjusted to $0.70 per share pursuant to the terms of the agreement.
Ki Nam Note
On March 30, 2009, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam may lend the Company up to $1,000,000, including $498,528 that had already been advanced by Mr. Nam for operating requirements. The line of credit will remain open until the Company raises $10.0 million in equity. The note will bear interest at 10% per annum. In the event the Company receives (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note shall become immediately due and payable. The Company agreed to issue warrants up to 303,030 shares of common stock, $0.001 par value per share, at $2.00 per share. The total warrants to be issued will depend on the final amount of the loan. During the nine months ended September 30, 2009, the Company was advanced $339,963 under the loan agreement. The loan is due on February 23, 2010. The loan is convertible during the pendency of any current open equity financing round at the price established in the open round at a $1.00 for $1.00 basis or $1.65 per share, whichever is less. If the note is converted, Mr. Nam also receives additional warrants for up to 606,060 at $2.00 per share upon conversion. As of September 30, 2009, 252,047 warrants have been issued and a discount of $238,905 was recorded and will be amortized over the term of the note. When the Company authorizes and issues the preferred stock (See Note 12) the exercise and conversion price will be adjusted to $0.70 per share pursuant to the terms of the agreement.
The fair value of the contingent conversion feature will be calculated and recorded to debt discount upon the commencement of an applicable equity offering. In addition, if the note to Mr. Nam is converted, additional warrants will be issued, which will be valued and recorded if the contingency occurs.
See Note 5 for derivative liability information and Note 11 for additional information.
NOTE 7 — LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase 15.3 million and 10.4 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.

NOTE 8 — STOCK OPTIONS AND WARRANTS
Common Stock Options
The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock compensation expense — cost of revenue	$29,329	$36,572	$95,400	$109,801
Stock compensation expense — sales and marketing	84,777	75,933	263,215	217,795
Stock compensation expense — research and development	49,652	23,699	153,897	74,704
Stock compensation expense — general and administrative	260,803	194,970	748,354	590,510

Total stock compensation expense	$424,561	$331,174	$1,260,866	$992,810

The following table summarizes the stock option activity related to the Company’s plan (unaudited):

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Options outstanding as of January 1, 2009	6,468,167	$0.76
Options granted	160,000	1.40
Options exercised	—	—
Options forfeited	(472,478)	0.78
Options cancelled	—	—

Options outstanding as of September 30, 2009	6,155,689	$0.77	8.36	$407,127

Options exercisable as of September 30, 2009	4,105,938	$0.65	8.21	$316,042

Options vested and expected to vest as of September 30, 2009	6,103,014	$0.77	8.36	$404,779

Options available for grant under the Plan as of September 30, 2009	1,294,311

Weighted average fair value of options granted		$1.23

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.60	4,071,272	8.21	$0.60	3,160,417	$0.60
$0.77	1,000,000	8.19	$0.77	875,000	$0.77
$1.40	1,009,417	9.10	$1.40	51,250	$1.40
$1.70	75,000	8.92	$1.70	19,271	$1.70

	6,155,689	8.36	$0.77	4,105,938	$0.65

At September 30, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2009 through 2011 related to unvested common stock options is approximately $1.9 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
From time to time, the Company issues warrants to purchase shares of the Company’s common stock to non-employees for services rendered or to be rendered in the future or in conjunction with its equity offerings. Such warrants are issued outside of the Company’s stock option plan. A summary of the warrant activity in 2009 is presented below:

			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (in years)	Intrinsic Value
Warrants outstanding as of January 1, 2009	5,380,408	$1.48
Warrants granted	702,047	1.66
Warrants exercised	—	—
Warrants forfeited	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable as of September 30, 2009	6,082,455	$1.50	3.73	$—

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
On September 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by March 2010.
The following table presents the changes in the product warranty accrual for the nine months ended September 30, (unaudited):

	2009	2008
Beginning balance, January 1,	$362,469	$296,000
Charged to cost of revenues	123,902	314,462
Usage	(217,087)	(235,871)

Ending balance, September 30	$269,284	$374,591

Legal Contingency
Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants dispute Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The hearing on the Demurrer is set for December 4, 2009. In addition, trial in this matter is set for July 30, 2010.
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
NOTE 10 — NOTE PAYABLE
On June 12, 2009, the Company converted $199,829 of accounts payable to Performance Composites, Inc. (“PCI”) to a secured note payable due on August 30, 2009. On August 28, 2009, the Note was extended until October 31, 2009. The terms of the note require monthly interest payments commencing June 1, 2009 at a rate of 8.0% per annum. The note is secured by the Company’s assets, subordinated to the Vision and Immersive outstanding debt obligations (see Note 6). As of November 16, 2009, the Note has not been extended.
NOTE 11 — RELATED PARTY TRANSACTIONS
The following table presents the changes in related party transactions for the nine months ended September 30, 2009:

	Accounts	Related Party	Related Party
	Receivable/Advances	Payables	Notes Payable
Opening balance at December 31, 2008	$33,248	$2,034,734	$1,986,598
Borrowings	—	—	939,962
Payments	(4,346)	—	—
Issuance of stock	—	(1,536,206)	—
Debt discount	—	—	(851,277)
Cumulative effect of accounting standard adoption — debt discount	—	—	(858,683)
Amortization of discount on debt	—	—	1,662,091
Conversion of related party payable to note	—	(498,528)	498,528
Reclass of accrued interest to accrued expense	—	6,734	(6,734)
Interest expense	—	317,914	—

Balance at September 30, 2009	$28,902	$324,648	$3,370,485

Accounts Receivable/Advances
As of September 30, 2009 and December 31, 2008, the Company has an advance of $28,902 outstanding to Graphion Technology USA LLC, (“Graphion”) that was used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand.
As of December 31, 2008, there was an outstanding employee receivable of $4,346, which was paid in full during 2009.
Prepaid Inventory
As of September 30, 2009 and December 31, 2008, there was a prepaid inventory balance of $120,000 from Graphion.
Related Party Payables
The Company purchases batteries and research and development parts from Graphion. During the nine months ended September 30, 2009 and 2008, the Company purchased $520,278 and $590,635, respectively of parts and had an outstanding accounts payable balance of $315,346 and $259,835, respectively.
As of September 30, 2009, there was $48,925 of accrued interest and $831,755 of related party notes payable due to Ki Nam, the Chief Executive Officer. As of December 31, 2008, there was $498,528 advanced to the Company by Mr. Nam, to be used for operating requirements. On March 30, 2009, the Company entered into a loan agreement with Mr. Nam, converting the related party payable into a related party note payable (see Note 6).
On February 20, 2009, the Company entered into a settlement agreement with Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Mr. Lin released the Company from its obligations to issue certain securities upon the occurrence of certain events, under the agreement dated December 30, 2007, in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206 for investor relations services performed. The Company recorded the value of the shares in related party payables at December 31, 2008. The Company issued the shares on February 20, 2009.
Interest Expense
During the three and nine months ended September 30, 2009 and 2008, the Company amortized $731,213, $60,738, $1,662,091 and $425,161, respectively, of discounts related to the related party notes payable.
During the three and nine months ended September 30, 2009 and 2008, the Company accrued interest expense on related party payables of $100,925, $30,000, $317,189 and $119,672, respectively, of which $0 and $59,672 was paid.
Related Party Notes Payables
See Note 6.
NOTE 12- DEPOSIT FOR PREFERRED STOCK SUBSCRIPTION
During the quarter ended September 30, 2009, the Company received proceeds of $1,250,000 in connection with the sale of 1,785,714 of shares the Company’s Series A Preferred Stock and warrants to purchase 1,785,714 shares of common stock at an exercise price of $0.90 per share. The preferred shares will be convertible, at the holder’s option, into shares of the Company’s common stock. The deposit will be converted into preferred stock in accordance with the subscription agreement. As of September 30, 2009 the items required to close the transaction had not been completed, therefore the proceeds are considered a deposit.

NOTE 13- EQUITY
Pursuant to the consulting agreement dated September 17, 2008, the Company authorized 160,000 shares at $2.00 per share, to Investor Relations Group (“IRG”) for investor relationship services to be rendered from September 17, 2008 through September 17, 2009. The shares vest 1/12th each month. The consulting agreement can be cancelled with a 30 day cancellation notice by either party. On June 6, 2009, the Company terminated the agreement with IRG. During the nine months ended September 30, 2009, 40,000 shares of common stock were issued under the consulting agreement and the fair value of the shares issued and earned of $80,000 was recorded and expensed for the nine months ended September 30, 2009.
Series A Convertible Preferred Stock
On August 25, 2009, the Company’s Board of Directors authorized 20,000,000 shares of preferred stock. On November 11, 2009, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock.
Except as otherwise provided in the Series A Certificate or by law, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Series A Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adver1ely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.
Each share of Series A Preferred is convertible at any time and from time to time after the issue date at the holder’s option into shares of the Company’s common stock (subject to beneficial ownership limitations as set forth in Section 6(c) of the Series A Certificate) determined by dividing the Stated Value of such share of Series A Preferred by the Conversion Price (each as defined below).
Each share of Series A Preferred shall have a “Stated Value” equal to $0.70. The “Conversion Price” for the Series A Preferred shall equal $0.70, subject to adjustment as provided in the Series A Certificate.
Holders of our Series A Preferred are restricted from converting their shares of Series A Preferred to Common Stock if the number of shares of Common Stock to be issued pursuant to such conversion would cause the number of shares of Common Stock beneficially owned by such holder, together with its affiliates, at such time to exceed 4.99% of the then issued and outstanding shares of Common Stock; provided, however, that such holder may waive this limitation upon 61 days’ notice to the Company. The Company has not received any such notice.
There are no redemption rights.
The Conversion Price shall be proportionately reduced for a stock dividend, stock split, subdivision, combination or similar arrangements. The Conversion Price will also be reduced for any sale of common stock (or options, warrants or convertible debt or other derivative securities) at a purchase price per share less than the Conversion Price, subject to certain excepted issuances. The Conversion Price will be reduced to such purchase price if such issuance occurs within the first 12 months of the original issuance date. The Conversion Price will be reduced to a price derived using a weighted-average formula if the issuance occurs after the first 12 months but before the 24 month anniversary of the original issuance date.
If, at any time while the Series A Preferred is outstanding, (A) the Company effects any merger or consolidation of the Company with or into another person, (B) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of common stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a “Fundamental Transaction”), then, upon any subsequent conversion of Series A Preferred, the holders shall have the right to receive, for each Conversion Share (as defined in Section 1 of the Series A Certificate) that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock
NOTE 14- SUBSEQUENT EVENTS
On October 16, 2009, the Company received an advance of $750,000 from the sale of 1,071,429 shares of the Company’s Series A Preferred Stock.
Increase in Authorized Shares
On November 11, 2009, the Company filed an amendment to its certificate of incorporation that increased its authorized number of shares of capital stock to 170,000,000, including 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. In addition, the amendment enabled the Company’s Board of Directors to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors.
Series A Preferred Stock
On November 11, 2009, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. There are 15,714,286 shares of Series A Preferred Stock established under the Certificate. (See Note 13)

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
Going Concern
The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception and has used substantial amounts of working capital in its operations. Further, at September 30, 2009, the Company’s accumulated deficit amounted to $29,998,286. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that its current sources of funds and liquid assets will allow the Company to continue as a going concern through at least November 30, 2009. The Company intends to raise additional debt and/or equity capital to finance future activities during 2009 and 2010. As of October 31, 2009, the Company had $109,213 in cash and cash equivalents. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Risk
As of and for the nine months ended September 30, 2009, one customer accounted for approximately 25% of total accounts receivable, no single customer accounted for more than 10% of net revenues and two vendors accounted for approximately 29% of total accounts payable. For the nine months ended September 30, 2008, one customer accounted for approximately 14% of net revenues and one vendor accounted for approximately 12% of total accounts payable.
As of December 31, 2008, no single customer or vendor accounted for more than 10% of total accounts receivable or total accounts payable.
Revenue Recognition
The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.
For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with Free-On-Board Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 9), and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by the Company for shipping and handling are classified as cost of revenues.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related party receivable, accounts payable, accrued expenses, notes payable, related party notes payable and related party payables. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates at September 30, 2009 and December 31, 2008.
Loss Per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase 15.3 million and 10.4 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.
Legal Contingency
Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants dispute Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The hearing on the Demurrer is set for December 4, 2009. In addition, Trial in this matter is set for July 30, 2010.
Warranty
On September 25, 2008, the Company elected to upgrade or replace approximately 523 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and April 2008. The Company is notifying customers of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by March 2010.
Segments
The Company currently manages its business under one operating segment due to the fact that it derives revenues from one product. The Company currently operates both domestically and internationally. Following are the net revenues for each geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Domestic	$1,122,407	$2,122,992	$2,715,653	$5,220,476
International	43,452	111,947	693,173	427,258

Total net revenues	$1,165,859	$2,234,939	$3,408,826	$5,647,734

Derivative Liability
Effective January 1, 2009, the Company adopted the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.
As a result of the adoption, 4,562,769 of our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and March 2014. Effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants and embedded conversion features, some of which have exercise price reset features and some that were issued with convertible debt, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue ranging from March 2008 through December 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $4.0 million to a derivative liability to recognize the fair value of such warrants and embedded conversion features, including fair value of the option to convert debt to equity, at the issuance date and reclassified from retained earnings, as a cumulative effect adjustment, approximately $2.0 million to recognize the change in the fair value from inception through December 31, 2008 and recorded additional debt discounts of approximately $0.9 million related to debt discounts on related party notes of the warrants outstanding at December 31, 2008.

During 2009, the Company issued 702,046 of additional warrants related to convertible debt. The Company estimated the fair value of the warrants at the dates of issuance and a debt discount and derivative liability of $851,277 was recorded and will be amortized over the remaining life of the debt.
The Company has contingent warrants for up to 150,984 shares of common stock, $0.001 par value per share, at $2.00 per share. The warrants are contingent upon a future event. The Company did not recognize the fair value of the total amount of the contingent warrants at the dates of the note agreements as the actual issuance of these warrants is directly contingent upon repayment status of the note to Immersive (see Note 6) or a future advance under the note to Ki Nam (see Note 6). The Company will recognize the fair value of the contingent warrants as a debt discount when the contingency is resolved and the related warrants are issued, if any. The debt discount will be amortized to interest expense over the remaining terms of the note agreements.
The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes-Merton option pricing model.
Recent Accounting Pronouncements
New Accounting Standard. In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on the Company’s financial position or results of operations.
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
The following table sets forth the results of operations:
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues	$1,165,859	$2,234,939	$3,408,826	$5,647,734
Cost of revenues	1,224,988	2,475,956	3,947,002	7,046,001

Gross loss	(59,129)	(241,017)	(538,176)	(1,398,267)

Operating Expenses:
Sales and marketing	486,127	669,861	1,483,281	1,657,060
Research and development	364,258	417,875	963,119	1,021,894
General and administrative	1,119,985	1,280,829	3,460,171	3,633,825

Total operating expenses	1,970,370	2,368,565	5,906,571	6,312,779

Loss from operations	(2,029,499)	(2,609,582)	(6,444,747)	(7,711,046)

Other income (expense):
Interest income	5	7,144	2,490	54,824
Other income (expense), net	633,985	1,506	4,862,922	(31)
Interest expense	(874,316)	(94,251)	(2,060,986)	(550,191)

Total other income (expense), net	(240,326)	(85,601)	2,804,426	(495,398)

Loss before provision for income tax	(2,269,825)	(2,695,183)	(3,640,321)	(8,206,444)
Provision for income tax	—	—	800	800

Net loss	(2,269,825)	(2,695,183)	(3,641,121)	(8,207,244)

Other comprehensive loss:
Foreign currency translation loss	(2,857)	(1,236)	(3,175)	(2,030)

Comprehensive loss	$(2,272,682)	$(2,696,419)	$(3,644,296)	$(8,209,274)

Net loss per share:
Basic	$(0.05)	$(0.06)	$(0.08)	$(0.20)

Diluted	$(0.05)	$(0.06)	$(0.08)	$(0.20)

Weighted average number of common shares outstanding:
Basic	44,563,460	43,443,732	44,384,988	41,987,614

Diluted	44,563,460	43,443,732	44,384,988	41,987,614

     Revenues. Revenues are from sales of T3 Series personal mobility vehicles, power modules, chargers and related accessories. The T3 Series is sold domestically and in the following international locations: Canada, Mexico, Caribbean and the Middle East. Revenue decreased $1,069,080, or 48%, to $1,165,859 for the three months ended September 30, 2009, compared to the same period of the prior year and decreased $2,238,908 or 40%, to $3,408,826 for the nine months ended September 30, 2009, compared to the same period of the prior year. The decrease was attributable to the current economic crisis in the United States, offset in part by the Company’s expansion into the Middle East.

     Domestic Revenues. The decrease in domestic revenue is attributable to the current economic condition of the Unites States. During the nine months ended September 30, 2009, many of the municipalities, private security companies and government departments experienced budget freezes on all capital expenditures. This freeze resulted in the Company experiencing decreased orders. Domestic revenue decreased $1,000,585, or 47%, to $1,122,407 for the three months ended September 30, 2009, compared to the same period of the prior year and decreased $2,504,823 or 48%, to $2,715,653 for the nine months ended September 30, 2009, compared to the same period of the prior year.
     International Revenues. The increase in international revenues was attributable to the ramp up of the sales strategy and implementation of such strategy, including expansion into the Middle East region. International revenue decreased $68,495, or 61%, to $43,452 for the three months ended September 30, 2009, compared to the same period of the prior year and increased $265,915, or 62%, to $693,173 for the nine months ended September 30, 2009, compared to the same period of the prior year.
     Cost of Revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenue decreased $1,250,968, or 51%, to $1,224,988 for the three months ended September 30, 2009, compared to the same period of the prior year and decreased $3,098,999 or 44%, to $3,947,002 for the nine months ended September 30, 2009, compared to the same period of the prior year. The decrease in cost of revenues was attributable to the decrease in revenue, offset by the continued efforts to reduce materials and production costs. The cost reduction strategy will continue if sales volume increases and the Company is able to achieve volume discounts on its materials along with production efficiencies.
     Gross loss. The gross loss was attributable to cost overruns and inefficiencies in the production process. During 2009 and 2008, management has continued to source lower product costs as well as increase production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross loss margin was (5.1%) and (15.8%), respectively, for the three and nine months ended September 30, 2009, compared to (10.8%) and (24.8%), respectively, for the three and nine months ended September 30, 2008.
      Sales and marketing expense. Sales and marketing decreased by $183,734, or 27%, to $486,127 for the three months ended September 30, 2009, compared to the same period of the prior year and decreased by $173,779, or 10%, to $1,483,281 for the nine months ended September 30, 2009, compared to the same period of the prior year. The decrease for the three and nine months ended September 30, 2009 was attributable to the decreased sales volumes offset in part by the hiring of sales and marketing staff, travel and trade show expenses and other sales and marketing related expenses to support the sales and expand the markets of T3 products and accessories.
     Research and development. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs related to research and development. Research and development decreased $53,617, or 13% for the three months ended September 30, 2009 when compared to the same period of the prior year and decreased $58,775, or 6%, to $963,119 for the nine months ended September 30, 2009, compared to the same periods of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts.
      General and administrative. General and administrative expenses decreased $173,654, or 5%, to $3,460,171 for the nine months ended September 30, 2009, compared to the same period of the prior year. General and administrative expense include wages, depreciation and amortization, stock option expense and professional fees to support the public company filing requirements as well as infrastructure support to aid with the Company’s continued growth.
     Total other income (expense). Total other income (expenses) was primarily attributable to the change in the fair value of the derivative liabilities due to the decrease in the market price assumptions. This increase was offset by interest expense from the related party payables during the period and the debt discounts associated with such debt.
     Net Loss. Net loss for the three months ended September 30, 2009, was $(2,269,825), or $(0.05) per basic and diluted share compared to a net loss of $(2,695,183), or $(0.06) per basic and diluted share, for the same period of the prior year. Net loss for the nine months ended September 30, 2009, was $(3,641,121), or $(0.08) per basic and diluted share compared to $(8,207,244), or $(0.20) per basic and diluted share, for the same period of the prior year. Declines in the general economic conditions continue to impact the demand for the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, earnings and liquidity.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. The Company will continue to raise equity and/or secure additional debt to meet its working capital requirements. For the year ended December 31, 2008, the Company’s independent registered public accounting firm noted in its report that the Company has incurred losses from operations and have an accumulated deficit of approximately $24.4 million as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management believes that its current source of funds and current liquid assets will allow it to continue as a going concern through at least November 2009. The Company will raise additional debt and/or equity capital to finance future activities through 2009 and 2010. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company will require additional capital to meet its working capital requirements, research and development and capital requirements for the next twelve months. The Company will continue to raise additional equity and/or financing to meet its working capital requirements.
Our principal sources of liquidity are cash and receivables. As of September 30, 2009, cash and cash equivalents were $264,717, or 5.4% of total assets compared to $1,682,741, or 21.3% of total assets as of December 31, 2008. The decrease in cash and cash equivalents was primarily attributable to increase of net cash used in operating and investing activities offset in part by equity financing from sale of equity-based securities.
Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
Net cash used in operating activities was $3,599,073 for the nine months ended September 30, 2009, compared with $7,723,358 for the same period of the prior year. The decrease of net cash used in operating activities for the nine months ended September 30, 2009, was primarily due to management’s cost reduction strategy offset in part by increased costs associated with public company filing requirements and increased staffing to support the business infrastructure.
Net cash used in investing activities was $5,738 for the nine months ended September 30, 2009, compared to $2,081,218 for the same period of the prior year.
Net cash provided by financing activities was $2,189,962 for the nine months ended September 30, 2009, compared to $5,049,173 for the same period of the prior year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable
Item 4T. Controls and Procedures.
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
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
Changes in Internal Control over Financial Reporting
The following change in our internal control over financial reporting was completed during the period ended September 30, 2009, and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants dispute Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The hearing on the Demurrer is set for December 4, 2009. In addition, Trial in this matter is set for July 30, 2010.
Other than the description above, there have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
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
     Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2008 that we have incurred recurring losses from operations and have an accumulated deficit of approximately $30.0 million as of September 30, 2009. These factors among others raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $6,444,747 for the nine months ended September 30, 2009.
     As of September 30, 2009, we had $0.3 million in cash on hand to use for working capital, regulatory filing requirements, research and development and capital requirements. As a public reporting company, we will incur legal, accounting and other costs associated with being a public company. For the nine months ended September 30, 2009, we used $3.6 million in cash for operating activities. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, we will require additional capital to meet our working capital requirements, research and development and capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements, including the use of the proceeds from this offering. Management believes that the achievement of our cost reduction strategy in 2010, will allow us to meet our working capital requirements with our cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.
     Management believes that its current sources of funds and current liquid assets will allow us to continue as a going concern through at least November 2009. We will raise additional debt and/or equity capital to finance future activities through 2009 and 2010. In light of these plans, management is confident in our ability to continue as a going concern. Despite management’s confidence, our significant recurring losses to date raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future. If we fail as a going concern, our shares of common stock will hold little or no value.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2009, the Company received an advance of $1,250,000 from an investor to purchase shares of the Company’s Series A Convertible Preferred Stock pursuant to a Subscription Agreement. On October 16, 2009 the Company received an additional $750,000 advance. The Company was obligated to issue to such investor 2,857,143 shares of Series A Preferred Stock and warrants to purchase 2,857,143 shares of Common Stock at an exercise price of $0.90 per share.
The Company claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described above by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and the purchaser represented that it was an accredited investor with access to all relevant information necessary to evaluate the investment and represented to the Company that the shares were being acquired for investment.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders
On August 25, 2009, holders of a majority of outstanding voting securities executed a written consent to increase the authorized number of shares of capital stock to 170,000,000, including 150,000,000 shares of common stock and 20,000,000 shares of preferred stock.
The written consent also empowered the Board of Directors to establish series of preferred stock, each with its own rights, privileges, designations and preferences.

Item 5. Other Information.
Amendment to Certificate of Incorporation
On November 11, 2009, the Company filed an amendment to its certificate of incorporation that increased its authorized number of shares of capital stock to 170,000,000, including 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. In addition, the amendment enabled the Company’s Board of Directors to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter, for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors.
Series A Convertible Preferred Stock
Also on November 11, 2009, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock.
The following is a summary of the material terms of the Certificate of Designation of Preferences, Rights and Limitations (the “Series A Certificate”) of the Series A Convertible Preferred Stock (“Series A Preferred”) and is qualified in its entirety by reference to the Series A Certificate, which is attached as Exhibit 3.4 to this Form 10-Q.
Except as otherwise provided in the Series A Certificate or by law, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Series A Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adver1ely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.
Each share of Series A Preferred is convertible at any time and from time to time after the issue date at the holder’s option into shares of the Company’s common stock (subject to beneficial ownership limitations as set forth in Section 6(c) of the Series A Certificate) determined by dividing the Stated Value of such share of Series A Preferred by the Conversion Price (each as defined below). Each share of Series A Preferred shall have a “Stated Value” equal to $0.70. The “Conversion Price” for the Series A Preferred shall equal $0.70, subject to adjustment as provided in the Series A Certificate.
Holders of our Series A Preferred are restricted from converting their shares of Series A Preferred to Common Stock if the number of shares of Common Stock to be issued pursuant to such conversion would cause the number of shares of Common Stock beneficially owned by such holder, together with its affiliates, at such time to exceed 4.99% of the then issued and outstanding shares of Common Stock; provided, however, that such holder may waive this limitation upon 61 days’ notice to the Company. The Company has not received any such notice.
There are no redemption rights.
The Conversion Price shall be proportionately reduced for a stock dividend, stock split, subdivision, combination or similar arrangements. The Conversion Price will also be reduced for any sale of common stock (or options, warrants or convertible debt or other derivative securities) at a purchase price per share less than the Conversion Price, subject to certain excepted issuances. The Conversion Price will be reduced to such purchase price if such issuance occurs within the first 12 months of the original issuance date. The Conversion Price will be reduced to a price derived using a weighted-average formula if the issuance occurs after the first 12 months but before the 24 month anniversary of the original issuance date.
If, at any time while the Series A Preferred is outstanding, (A) the Company effects any merger or consolidation of the Company with or into another person, (B) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of common stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a “Fundamental Transaction”), then, upon any subsequent conversion of Series A Preferred, the holders shall have the right to receive, for each Conversion Share (as defined in Section 1 of the Series A Certificate) that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock
Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation*

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1, filed with the SEC on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2009.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: November 16, 2009	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer