Form 10-K
period 2009-12-31
T3 Motion, Inc.
filed 2010-03-31
CIK 1434589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-150888

T3 Motion, Inc.
(Exact name of Company as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Airway Ave., Suite A Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

Company’s telephone number: (714) 619-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Number of shares of common stock outstanding as of March 31, 2010: 48,663,462.

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2009

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

Our initial product is the T3 Series, an electric stand-up vehicle (“ESV”) designed specifically for public and private security personnel that is powered by a quiet zero-gas emission electric motor. We delivered to market the first T3 Series vehicles in early 2007. In September 2009, we introduced the CT Micro Car, a four wheeled electric car categorized as a low-speed vehicle (“LSV”) and a neighborhood electric vehicle (“NEV”). We plan to continue to introduce a series of product variants based on the initial T3 Series vehicle and the modularity of the sub-systems we have created.

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

The Company is headquartered in Costa Mesa, California and has a sales office in the United Kingdom. We have sales distributors in South Korea, Canada, Mexico, Puerto Rico, Australia, the Middle East and the People’s Republic of China.

History and Development of the Company

We have assembled a veteran management team with production and branding experience headquartered in Costa Mesa, California. This team, with more than 50 years of combined experience in production, electrical motor applications and product branding experience, developed working prototypes of the T3 Series ESV. By early 2007, we launched our first ESV, the T3 Series.

In late 2008, we launched the CT Micro Car, an NEV. We partnered with CT&T to co-brand and develop the CT Micro Car. CT&T will continue to produce the CT, while we will be the exclusive reseller and distributor in Canada and the United States for the law enforcement, security and government markets. Shipments commenced during the fourth quarter of 2009.

Concurrently, management is focusing on the manufacturing process to continue to reduce production costs for the T3 Series. Management also continues to implement the sales and marketing strategy to ensure the delivery of a quality low-cost product into the market place. In 2009 and 2008, we raised $2.0 million and $6.7 million in equity capital (net of offering costs), respectively, added executives to our board of directors and management team and expanded into the government, private security, and military sectors.

Corporate Background

Vision Financing

On December 30, 2009, we sold $3,500,000 in debentures and warrants to Vision Opportunity Master Fund, Ltd. (“Vision”) through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). We issued to Vision, 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $3,500,000.

The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date is December 30, 2010. At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of our Series A Convertible Preferred Stock and a warrant to purchase one share of our common stock. We may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum.

The Purchase Agreement provides that during the 18 months following December 30, 2009, if we or our wholly-owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of our common stock.

The Purchase Agreement also provides that from December 30, 2009 to the date that the Debentures are no longer outstanding, if the Company effects a Subsequent Financing, Vision may elect, in its sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a “$1.00 for $1.00” basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share of common stock. Vision is obligated to elect the Exchange on a $0.90 per $1.00 basis (not a $1.00 for $1.00 basis) if certain conditions regarding the Subsequent Financing and other matters are met.

Also pursuant to the Purchase Agreement, Vision received Series G Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of our common stock at an exercise price of $0.70 per share, subject to adjustment. The Warrants have a term of five years after the issue date of December 30, 2009.

The Subsidiary entered into a Subsidiary Guarantee (“Subsidiary Guarantee”) for our benefit to guarantee to Vision the obligations due under the Debentures. We and the Subsidiary also entered into a Security Agreement (“Security Agreement”) with Vision, under which we and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.

On December 30, 2009, we also entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”). Pursuant to Exchange Agreement, we issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by us to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 in conjunction with the issuance of Series A Preferred Stock, we issued Class F Warrants to purchase 6,110,000 shares of Common Stock at $0.70 per share; 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of all Series A, B, C, D, E and F warrants (totalling 10,972,769 shares) previously issued by us to the Vision Parties valued at $1,155,390 (We recorded a gain of $45,835 related to the exchange of the Warrants for preferred stock); and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a Securities Purchase Agreement dated on March 24, 2008 and amended on May 28, 2009.

Under the Exchange Agreement, Ki Nam, our Chief Executive Officer and Chairman of the Board of Directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and Series G Common Stock Purchase Warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Warrants issued to Vision pursuant to the Purchase Agreement see below).

The Company, Mr. Nam and Vision Parties also entered into a Stockholders Agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) or one nominee of Vision Parties so long as their ownership of common stock of the Company is 12% or more.

On May 28, 2009, the Company issued to Vision, 10% Debentures, with an aggregate principal value of $600,000. As noted above, these 10% Debentures were cancelled in connection with the December 30, 2009 financing with Vision. Additionally, Vision received Series E Common Stock Purchase Warrants to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Such Series E Common Stock Purchase Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision.

On December 30, 2008, the Company sold $2.2 million in debentures and warrants through a private placement to Vision pursuant to a Securities Purchase Agreement. On December 30, 2009, pursuant to the Exchange Agreement noted above, the Company issued to the Vision Parties, shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest.

The debt discount was allocated between the warrants and the effective BCF, of $1,278,873, and $1,840,809, respectively, for the year ended December 31, 2009, and $607,819 and $607,819, respectively, for 2008. The discount of $2,621,898 and $1,213,402 as of December 31, 2009 and 2008, respectively, related to the warrants and the BCF, is being amortized over the term of the Debentures. The Company amortized $2,571,141 and $2,236 for the years ended December 31, 2009 and 2008, respectively. The remaining unamortized warrant and beneficial conversion feature values are recorded as a discount on the Debentures on the accompanying balance sheet.

Market and Industry Overview

The professional personal mobility market has experienced growth in the past several years. Personal transportation in the United States has become a necessity with law enforcement and government agencies, university campuses, airports, shopping malls, office complexes, events/promotions, military/government, and industrial areas. Similar needs exist in the Middle East, Europe, Asia, Australia, New Zealand, and Latin America.

Adding to the substantial market for security in the post-9/11 world, increasing awareness of global warming is creating a rapidly growing market for clean technologies. As a zero-gas emissions electric vehicle, the T3 Series and CT Micro Car are positioned to take advantage of this trend.

The increase in homeland security spending since 9/11 has been substantial. We have an opportunity to capture a substantial portion of this market created by police department purchases of police cars, associated upgrades, bicycles and other security equipment purchased with funds from the U.S. Department of Homeland Security (“DHS”).

Below is the list of specific markets that we believe will continue to experience growth and we intend to serve.

Law Enforcement.  As police and sheriff’s departments nationwide continue to deploy more law enforcement personnel, the Company will continue to focus on serving this market. According to the U.S. Department of Justice, as of 2007, there were 1,017,984 full-time state and local law enforcement personnel.

College and University Campuses.  According to the U.S. Department of Education 2007-2008, there were more than 4,200 higher education institutions in the United States.

High Schools.  According to the National Center for Educational Statistics: 2008, there are 20,620 public high schools in the U.S. According to the 2004 National School Resource Officers Survey, school crimes, violence and safety offenses remain significant issues affecting our education system.

Military and Government Agencies.  According to the Department of Defense in 2007, there are 5,300 military bases and/or military warehouses globally. These encompass army, navy, air force, USMC and WHS institutions. The Department of Defense also manages over 577,000 physical plants worldwide located on over 32 million acres in the US and 39 foreign countries. At least 1,000 are believed to be bases and or military installations of which 823 are located worldwide that the U.S. operates or controls. With total military personnel deployed in the U.S. and U.S. overseas territories of over 1.4 million, the need to provide security and other activities, including the need to move people within large areas is significant. The T3 Series is currently patrolling high-profile government facilities and military bases such as Andrews Air Force Base and the Smithsonian Institution. The DHS devotes a significant number of personnel to border and transportation security, emergency preparedness, science and technology and information analysis and management.

Airports.  According to the U.S. Department of Transportation, in 2008 there were 19,930 airports in the U.S. Of these, there were 5,202 public use airports, 14,451 private use airports and there were 550 certified airports (certified airports serve air-carriers operations with aircraft seating more than 30 passengers). The T3 Series is used for security and by airport personnel both inside and outside the terminal buildings at airports. In addition, we anticipate the need for the T3 Series for ground crew, airline personnel and customer service staff.

Port Security.  In the post-9/11 era, according to the DHS, February 2006 press release, funding for port security has increased more than 700%. The DHS spent over $1.6 billion in 2005 for port security. Additionally, in 2006, the DHS allocated over $168 million for the Port Security Grant Program and, in 2007, it was over $202 million with an additional $110 million in supplemental funding. In 2009, an additional $150 million was approved by the DHS. The T3 Series is deployed in the inspection of cargo including the Port of Los Angeles.

Private Security Companies.  According to the National Association of Security Companies (NASCO) 2006 Private Security Fact Sheet, private security contracting is an approximately $13 billion industry in the U.S. with 11,000 to 15,000 companies employing 1.2 million contract security officers. Contract security officers are increasingly protecting military bases and installations across the country and around the world, and are required to be first responders to any incident. The President’s National Strategy for Homeland Security estimates that these private security officers protect 85% of the country’s infrastructure, which, according to the NASCO, makes private security companies a top funding priority for the federal government. The T3 Series and a CT Micro Cars is deployed as a security solutions for the major security companies.

Manufacturing and Industrial Firms.  According to the 2007 U.S. Census Bureau report there are 293,919 manufacturing establishments in the U.S. that have more 13.3 million employees. We believe that the need for transportation of people, parts, or products within or around these establishments is an ideal application for the T3 Series. Currently we believe that maintenance and warehousing personnel use golf carts and bicycles. Most large manufacturing and industrial facilities use utility vehicles, golf carts and bicycles for transportation, maintenance and warehousing. We expect some of these vehicles could be replaced with our products.

Shopping Malls and Parking Patrol.  According to the CoStar National Research Bureau Shopping Center Database and Statistical Model 2005, there are approximately 48,000 shopping malls in the U.S. covering more than six billion square feet of space. The malls are patrolled by private security companies. In addition to malls, there are numerous parking structures throughout the U.S. that are regularly patrolled. Due to its clean energy electric power, the T3 Series can patrol both indoors and outdoors, making it an ideal cost-effective multi-purpose patrol vehicle for mall and parking operations. The CT Micro Car is deployed as a parking enforcement solution.

Our Operations

Our principal executive offices and operations facility is located in Costa Mesa, California. Our main corporate headquarters facility located at 2990 Airway Avenue, Suite A is an approximate 34,000 square foot facility that is home to the executive staff and sales staff and is our main operational and manufacturing location. The facility is equipped with multiple production lines capable of producing up to 750 T3 vehicles per month. Located directly across the street at 2975 Airway is our 14,000 square feet warehouse and R&D center that is fully equipped with all of the necessary machines and equipment needed to design and build development products.

We manufacture our T3 Series at our headquarters. Our raw materials are sourced from various suppliers, both national and international. Currently, our electronics and wire harness assembly manufacturing, embedded digital processing application development and electronics hardware and software development occur at our headquarters and operations center. Final assembly, testing, warehousing, quality control and shipping take place at our U.S. operations center. We are, however, developing a multi-source supply chain that we anticipate will provide a low-cost labor structure and sub-assembly infrastructure supporting final assembly in the U.S. The supply chain will include materials sourcing and subassembly operations from sources in China, South Korea and Mexico. These components will be shipped to our operations facility in Costa Mesa for final assembly, test, inspection, and shipments to our customers. We have established and will continue to expand this multiple source supplier base to will allow us to utilize both current U.S. based suppliers and newly acquired global suppliers to reduce the risks of our existing single sourced components and reduce product costs.

Our sales and marketing is located at our headquarters and currently targets opportunities in the Western, Central and Eastern United States. The sales and marketing team is beginning to expand globally into Canada, Mexico, Australia, Europe, Asia and the Middle East. We have agreements with numerous U.S. regional distributors and manufacturing representative companies giving the distributors and manufactures representatives the exclusive rights to sell the T3 Series and CT Micro Car in specified geographic regions. Each agreement has a 30 day cancellation clause.

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

Accessories

Each T3 Series now features a reversible rear tires which enables customers to determine whether to set up their T3 Series in a wide stance (36” wide) or a narrow stance (32” wide), depending on their needs.

An optional Side-mount External Storage Pack allows the operator to carry additional items on the vehicle. An optional Front-mount External Storage Case enables the T3 Series to distribute parcels, documents, and cargo in indoor and outdoor narrow space environments.

An optional Sun Shade provides the operator protection from elements like the sun or rain.

An optional front and rear turn indicator system is available for international deployments and domestic up-fitting opportunities.

An optional on-board video camera system and digital video recorder is available for patrol tracking and incident response data.

Available accessories include an external shotgun mount, a fitted vehicle cover, a parcel delivery trailer, and a multi-function trailer option.

Additional accessories are currently being designed and field tested.

The Company leveraged the modularity of the T3 Series system to enter the international market with the T3i Series, a scaled down version of the professional T3 Series. The T3i Series features integrated LED headlights, brakelights, running lights, and emergency lights. The speed range is 12 km/h to 25 km/h with a 175 kg cargo capacity.

Camera System

We offer multiple CCTV and camera systems including the 360-IP DN Camera, a stand-alone 360-degree camera and DVR and the TVS-4050WK, a fully wireless IP four-camera system targeted at facilities, warehouse, business districts, and campuses. We are a certified re-seller of Immersive Media Corp.’s various security camera models. These camera system offer the option of up to a 360 degree view of the areas patrolled. They also offer the option of GPS positioning, real-time surveillance or DVR recording options.

CT Micro Car

The CT Micro Car, is a low-speed four-wheel electric car. Leveraging the market penetration from the introduction of the T3 Series professional mobility vehicles, we are using existing and developed sales channels in the law enforcement, security, government, and military sectors. We are re-designing, branding, marketing and distributing the CT Micro Car to increase market share, to create additional lines of products and expand overall brand awareness through our exclusive distribution agreement with manufacturing partner CT&T. The distribution agreement, dated November 24, 2008, gives us the exclusive territories of Canada and the United States and the exclusive professional markets of all U.S. government, law enforcement and security markets. The distribution agreement has a three-year term with automatic one-year renewals unless terminated 90 days prior to the end of any term. An image of the CT Micro Car vehicle is shown below:

Future Products

We plan to introduce a series of product variants based on the initial T3 Series and CT Micro Car vehicles and the modularity of the sub-systems we have created. While both the initial T3 Series and the CT Micro Car vehicles are targeted at law enforcement, security and enterprise markets, we intend to expand our base of T3 Series and CT Micro car vehicle variants by utilizing the modularity of the sub-systems to configure vehicles for personnel transport and personal mobility specific market uses. As with all new developmental products, we cannot guarantee that the products will ever make it to market and if released to market, whether they will be successful. The following are the products currently in development:

•	GT3 — commuter vehicle is the newest product in development. The CT3 commuter vehicle is a front-wheel drive, three-wheeled electric vehicle targeted for general consumer personal transportation applications. The GT3 commuter vehicle is expected to be released for the market in 2011.

•	T3 Industrial — is our industrial version of the T3 Series. The Industrial version will be used for warehouse and maintenance applications.

•	T3 Fleet Rental — the T3 Fleet Rental vehicle will be available for rentals in high traffic areas such as downtowns, college campuses and resorts/amusement parks.

Growth Strategies and Marketing

Growth Strategies

The core value of our brand and mission is to become the leader in enabling efficient, clean, personal, professional mobility electric stand-up vehicles and to continue providing products that are economical, functional, safe, dependable and meet the needs of the professional end user. We believe we have an experienced management team with extensive experience in product design, development, innovation, operations, sales and marketing to execute the following growth strategies:

•	Increase our leading presence in law enforcement. We intend to continue to build on our reputation as the ESV of choice by aggressively marketing towards the law enforcement community through trade shows and direct and indirect sales. We have identified the key accounts within our core market segments of law enforcement, government and security/private industry that will achieve our primary sales goals and objectives, including driving key regional market penetration, product recognition and brand presence.

•	Capitalize on broader security opportunities. Our success in the law enforcement market has had a viral effect and led to significant inbound demand for the T3 Series from other security markets, which hold equal, if not greater, potential. These markets include airports, events/promotions, government/military, private security, shopping malls and university campuses. Based on current market conditions, we believe we may generate greater interest in these markets with potentially new orders over the next 12 to 24 months.

•	International. In 2009 the T3i (The International model of the T3) was introduced into key international markets. These consisted of countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait and Israel), as well as Mexico, Canada, and, to a limited extent, Europe. In 2010 and 2011 we hope to significantly increase our level of activity in the GCC region, specifically Kuwait, Bahrain, The Kingdom of Saudi Arabia, Lebanon and Jordan, as well as other key international markets including South America, Australia and New Zealand. We also intend to increase our footprint in Europe and continue to deploy the CT Micro Car. In general, we intend to leverage our existing customer base to introduce and deploy the CT Micro Car.

•	Expand the T3 Series product line to address broader enterprise markets. We intend to leverage the modularity of our sub-systems to configure additional vehicles that address the needs of the broader enterprise markets. These needs include delivery services, maintenance, personnel transportation and personal mobility.

•	Leverage brand into the consumer market. As we extend our presence in the law enforcement and security markets and continue to develop our brand name and reputation, we intend to leverage our strong brand to enter the consumer market for personal transportation. We have a robust product roadmap of consumer-focused vehicles that will utilize the same low-cost, high-quality component sourcing and sub-assembly.

In order to meet our growth objectives, we are taking the following measures:

•	Building a strong brand in our strategic market. During 2008 and 2009, we have built brand awareness within our strategic market of law enforcement. As a result, we sold and shipped over 1,500 vehicles and have garnered interest from numerous customers for larger orders. Our brand strength and value is evidenced by increasing numbers of repeat orders by law enforcement customers and the large volume orders from new customers. We have received interest from new emerging markets such as emergency medical services, the correctional industry, utility/maintenance applications and high-profile/high-visibility national security accounts. Through this strategy, management believes we will see continued success in both our core strategic market (nationally and internationally) and emerging markets.

•	Grow our partnering relationships with key security companies. Currently, we have built relationships with national private security providers. In order to see continued success, we have marketed the T3 Series and CT Micro Car as an integrated security solution. This internal sales strategy has positioned our T3 Series as a attractive solution due to its economical and environmentally-friendly benefits. In particular, it has led to additional trials of our T3 Series products with our potential customers. This strategy has lead to additional market penetration within the markets for property management, entertainment/sporting venues, retail department store chains and high-profile venues.

•	Return on Investment (ROI). We estimate our product demonstrates an approximate cost savings of $17,000 to $24,000 per year over gas powered vehicles. We intend to leverage the ROI to further our market penetration and expand into emerging markets.

•	Expand our distributors and manufacturing representatives nationwide. We have structured our distributors and manufacturing representatives’ base into nine geographic regions within the United States as well as Canada, Middle East, Europe, Australia, New Zealand, and Mexico. Our sales force has a comprehensive qualification process that identified the top performing representative firms. Subsequently, we have put under contract the leading representative companies and distribution companies nationwide.

•	Expand our marketing and sales efforts globally. We have positioned global sales offices in seven geographic locations (US, Korea, China, Middle East, Australia, South America and Europe). Included in our global expansion plans, we are developing service solutions for each geographic region to maintain our level of customer service.

•	Expand our products. We intend to continue adding custom and standard accessories to our T3 Series such as firearm/rifle mounts, trailer, saddle bag mounts, maintenance racks, license plate identification system, vehicle camera, helmets, clothing, first aid kits, emergency response kits, mirrors, lighting, etc.

•	Service. During 2009, we rolled out our third party service program, whereby our customers were able to take their vehicles to any of the authorized service locations for warranty and non-warranty service. The program provides an efficient and cost effective way for customers to keep their vehicles running in their optimum condition.

Marketing and Distribution

We market and sell our products through our direct sales force located at our headquarters in Costa Mesa, California. In 2007, our marketing and sales targets were focused primarily on opportunities in the Western, Central and Eastern United States. In 2008, we began expanding our markets globally into Europe, Asia and the Middle East. We have agreements with numerous U.S. regional distributors and manufacturing representative companies, adding substantially to our direct sales force. We also attend and provide exhibits at two trade shows per geographic market per year and advertise quarterly in trade journals. In 2009, we continued our global expansion into the Middle East, Europe and Australia, by developing distribution channels.

Early high profile and priority sales are made by initiating field trials that typically utilized one or two vehicles and lasted from one to two weeks. These field trials usually lead to initial product orders within 60 to 90 days. We benefit from sales on both regional outreach and a referral basis, which has a significant multiplicative effect on sales. Additionally, private security organizations are now placing orders based on the endorsement of the law enforcement community. Typical initial orders have ranged in size from a single unit to ten units and, for larger customers, have often led to larger subsequent orders within three to six months. Our marketing efforts and the interest our products have generated have led to numerous media pieces on a regional, national and international scale, ranging from news articles to television spots on television networks such as ABC, CBS, Fox, NBC, CNN, the BBC, Sky News and other local television stations.

We value our customer input as we are a customer-driven company. Entering into any negotiation we follow a fundamental approach using the following core customer interests:

•	We evaluate the available budget from the customer, building the value of the product rather than price. For example, one packaged T3 Series is able to fulfill the client’s needs for a multi-shift deployment related to competing products.

•	Return on Investment (ROI). Our products have demonstrated significant savings over gas powered vehicles and allow the end user greater mobility and work efficiencies.

•	We maintain a manufacturing process that holds lead times to a 4-6 weeks timeframe.

•	We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.

•	Our vehicle has demonstrated that the iconic look and command presence has a crime deterrent ability.

•	The T3 Series allows the user greater mobility to maneuver through crowds and tight areas effectively increasing the patrol area and granting the user job efficiencies.

We have a procedure for establishing distribution channels for each geographic region. Among other things, distributors should have sales experience to law enforcement agencies and security providers. Each distributor must have service capability for the T3 Series.

Sources and Availability of Raw Materials; Principal Suppliers

Today over 70% of our T3 Series suppliers are local suppliers who provide products and services to low volume early stage development companies. As the vehicle design has become stable and sales volumes have increased we have begun our transition to incorporate a global supply chain. We have made significant progress in establishing relationships with suppliers who service volume production stage companies. In addition, investments are being made in production tooling that will yield consistent high quality and lower cost parts designed to our specifications. We plan to implement our multi-source supply chain strategy in working directly with established factories within the automotive and motorcycle industry. The supply chain will include materials sourcing and subassembly operations from sources in China, South Korea and Mexico. These components will be shipped to our operations facility in Costa Mesa, California for final assembly, test, inspection, and shipments to our customers. We will continue to expand this multiple source supplier base in 2010 to allow us to utilize both current U.S. based suppliers and newly acquired global suppliers to reduce the risks of our existing single sourced components and reduce product costs.

We do not manufacture the CT Micro Car. Fully-built versions are delivered to us from the developer, CT&T. We outfit the CT Micro Car with our power management and battery technology.

Operating and Manufacturing Strategy

Our management and engineering teams have extensive experience working with off-shore manufacturers. They have become acutely aware of the advantages of partnering with reputable suppliers to immediately leverage manufacturing practices at minimal cost. Our staff continuously seeks out new qualified suppliers and evaluates them for the maximum benefit that can be quickly realized. All suppliers must have a well established history of supplying quality products within their respective industries so that we can immediately benefit from multiple manufacturing locations with a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.

Competition

To management’s knowledge, there are at least eight leading companies engaged in personal mobility vehicle design, manufacturing and marketing including, without limitation, Segway, California Motors-Ride Vehicles and Gorilla Vehicles.

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

We attempt to differentiate ourselves from our competitors by working to provide superior customer service and developing products with appealing functions targeted to our core markets of professional end users in law enforcement, private security, and government.

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

On March 31, 2008, we purchased a license to resell data in the Immersive Media Corp. mapping database. We were granted the right to map and, in partnership with Immersive Media Corp., to produce and distribute the mapped content of South Korea with the opportunity to continue into Asia Pacific. We anticipated that Asia Pacific would be an emerging market for this technology, as the geographic area is advanced in their requirements for viewing live, interactive data. We will be paid a licensing fee for the usage of any data that it has mapped and will have the opportunity to add to the content and will be compensated for any usage of the content that has been added to the Immersive Media Corp. database. On March 16, 2009, we revised the terms of the agreement to revise the start of the two-year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. During 2009, we wrote off the remaining $625,000 value of the license due to management’s decision not to incur the costs to map the data.

On September 17, 2008, we filed a United States Patent Application for the Battery Powered Vehicle Control Systems and Methods. The intellectual property covered in this multi-claim patent is our proprietary control system that is currently used on all T3 Series products.

On July 27, 2009, we filed a United States Patent Application for Dual Tires on a Single Wheel (Provisional). The intellectual property covered in this patent offers enhanced stability, reduces rolling and aerodynamic resistance and increases rider safety.

On September 30, 2009, we filed a United States Patent Application for Vehicle Hood, Fenders, and Bumper (Design). Our unique design showcases custom built parts that are task specific and visually appealing.

On December 7, 2009, we filed a United States Patent Application for Rechargeable Battery Systems and Methods (Provisional). The claim covers a battery charging management system that we will deploy in our electric CT-Series and GT3 vehicle in the future. While utilizing modular technology was already used in the T3 Series vehicle , this new battery and charger system will provide more efficiency and no downtime.

Government Approvals and Regulation

On September 17, 2008, T3 Motion completed and passed its third party lab testing to obtain its CE certification for the T3i Series product, battery, and charging system. CE is the governing regulatory body and standard for electrical products meant to be exported to the European Union, Africa, Australia, Middle East and other foreign countries.

•	The T3i Series product has passed EMC testing for EN6100-6-1 and EN61000-6-3

•	Batteries and chargers were found to be technically compliant with the EN55022, EN61000-3-2, EN61000-3-3, and EN55024 requirements.

•	In 2009, the Electric Vehicle 3-Wheel and Charger has passed EMC testing for EN60950-1:2006 (Information Technology Equipment Safety Standards) as well as EN6100-6-1 and EN61000-6-3 (European Standards).

Employees

As of December 31, 2009, we have a total of 53 employees, all of which are full-time employees. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

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

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and all delays frequently encountered in connection with the formation of a nascent business, the commencement of operations and the competitive environment in which we operate. Our ability to implement our business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business or make a profit.

As a recently formed corporation, we have had very limited operations to date and expect to incur losses in the near future. We will require additional financing to sustain our operations and without it we may not be able to continue our operations.

We are a newly formed corporation and, as such, we have little revenue and anticipate that we will continue to incur losses and negative cash flow for the foreseeable future. Since we recently commenced operations, we may not foresee all developments and problems that may occur and the amount of time and capital required to become profitable and cash flow positive. We will need additional funds to continue our operations, and such additional funds may not be available when required, or that such funding, if available, will be obtained on terms favorable to or affordable by us.

To date, we have financed our operations through equity and debt financing. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business. Should this occur, the value of our common stock could be materially adversely affected.

If we are unable to continue as a going concern, our securities will have little or no value.

Our independent registered public accounting firm has noted in its report concerning our consolidated financial statements as of December 31, 2009, that we have incurred recurring losses from operations and have an accumulated deficit and working capital deficit of approximately $33.0 million and $11.0 million, respectively, as of December 31, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. We have incurred losses from operations of $8.8 million, $11.6 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, we had $2.6 million in cash and cash equivalents to use for working capital, regulatory filing requirements, debt service, research and development and capital requirements. We will incur legal, accounting and other costs associated with being a public company. We used $5.4 million, $8.8 million and $6.7 million in cash for operating activities for the years ended December 31, 2009, 2008 and 2007, respectively. We continue to use cash in excess of operating requirements; however, management has been and is continuing to implement our cost reduction strategy for material, production and service costs. We will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements. Management believes that the achievement of our cost reduction strategy in 2010, may allow us to meet our working capital requirements with our anticipated cash inflows from operations. However, we cannot guarantee that we will be able to meet operating cash requirements with operating cash inflows.

Management believes that our current sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2010. The Company started selling its vehicles in 2007 and has obtained equity financing, net of offering costs, from third parties of $2.0 million, received proceeds of $4.5 million from related-party loans and converted related-party notes of $4.0 million to preferred shares during 2009. The Company plans to raise additional debt and/or equity capital to finance future activities.

We cannot assure you that we will achieve operating profits in the future. If we fail as a going concern, our shares of common stock will hold little or no value.

Adverse conditions in the global economy and disruption in financial markets could impair our revenues.

As widely reported, financial markets in the United States, North America, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have impaired our ability to access credit markets and finance operations already. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We are impacted by these economic developments, both domestically and globally, in that the current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. These economic conditions may negatively impact us as some of our customers defer purchasing decisions, thereby lengthening our sales cycles. In addition, certain of our customers’ budgets may be constrained and they may be unable to purchase our products at the same level. Our customers’ ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in us not meeting our revenue objectives, our operating results and financial condition could be adversely affected.

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

We have plans to expand our marketing, distribution, and sales efforts to the European, Asia, Australia, South America, Central America, and Middle Eastern markets. This exposes us to a number of risks, including:

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

Our future success depends substantially on the continued services of our executive officers, especially Ki Nam, our Chief Executive Officer and the Chairman of our Board of Directors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. For instance, we have recently had to adjust to the voluntary termination by Jason Kim, our former Chief Operating Officer, and Brian Buccella, our former Vice President, Sales. In addition, if any of our executives joins a competitor or forms a competing company, as these two officers did, we may face more direct competition for our customers.

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

Customers for our products include, and may include in the future, federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government, state and local tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition, results of operations and liquidity.

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

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To date, demand and interest in electric vehicles has grown. However, continued growth in the electric vehicle industry depends on many factors, including:

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

We rely on a combination of patent, copyright, trademark and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We license seven patents and hold three trademarks registered with the United States Patent and Trademark Office. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

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

Our directors and executive officers control at least 65% of our outstanding shares of stock that are entitled to vote on all corporate actions. In particular, our controlling stockholder, Chairman and Chief Executive Officer, Ki Nam, together with his children, owns 65% of the outstanding shares. Mr. Nam could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

As of December 31, 2009, 44,663,462 shares of common stock, and warrants for the purchase of 5,453,730, 4,000,000, 697,639, 120,000 and 474,774 shares of common stock at an exercise price of $0.70, $0.90, $1.081, $1.54 and $2.00 per share, respectively, were outstanding. In addition, as of December 31, 2009, there were 9 million shares of common stock underlying conversion of outstanding notes and approximately 24.7 million shares of common stock underlying conversion of Series A Preferred Stock.

In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register approximately 7,450,000 shares of our common stock underlying options granted or to be granted to our officers, directors, employees and consultants. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations. As of December 31, 2009, there were 6,033,188 options outstanding, of which 4,543,442 were vested.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2009, after taking into consideration our outstanding common shares and common stock equivalents, our board of directors will be entitled to issue up to 47,140,397 additional shares. The power of the board of directors to issue shares of common stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

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

We will be subject to the penny stock rules, which may adversely affect trading in our common stock.

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

Our shares are traded on the OTC Bulletin Board, and may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Common Stock trades on the OCT Bulletin Board under the ticker symbol, “TMMM.” Through the listing process on the OTC Bulletin Board (“Listing”), we essentially went public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we must undertake efforts to develop market recognition for us and support for our shares of Common Stock in the public market. The price and volume for our Common Stock that will develop after the Registration and Listing cannot be assured. The numbers of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained or not diminish. Our intention is to apply for trading on either the NASDAQ market or the American Stock Exchange at such time that we meet the requirements for listing on those exchanges. There can be no assurance as to when we will qualify for any of these exchanges or that we will ever qualify for these exchanges. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

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

Investors who purchased units of our securities, consisting of common stock and warrants to purchase common stock in December 2009, have anti-dilution rights with respect to the shares of common stock issued in the unit offering. These rights are not available to other holders of our common stock. If future issuances of our common stock trigger these anti-dilution rights, holders of our common stock would have their investments diluted.

Certain security holders who have purchased “units” consisting of shares of our common stock and warrants to purchase shares of our common stock have anti-dilution rights. In the event that we sell common stock for less than $0.50 per share or issue securities convertible into or exercisable for common stock at a conversion price or exercise price less than $0.50 per share (a “Dilutive Issuance”), then we are required to issue a number of additional shares of common stock to each such unit purchaser, without additional consideration. The number of additional shares to be issued to such each such unit purchaser will be equal to the product of such purchaser’s prior subscription amount multiplied by a fraction, (i) the numerator of which is the number of shares of common stock sold and issued at the closing of the Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of the Dilutive Issuance would purchase at $0.50 per share, and (ii) the denominator of which is the number of shares of common stock issued and outstanding on the date of the Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of the Dilutive Issuance. As such, any Dilutive Issuance will result in dilution to our stockholders who do not have such anti-dilution rights.

Investors who purchased units of our securities, consisting of preferred stock and warrants to purchase common stock, in December 2009, have anti-dilution rights with respect to the underlying shares of common stock issued in the unit offering. These rights are not available to other holders of our common stock. If future issuances of our securities trigger these anti-dilution rights, holders of our common stock would have their investments diluted.

Certain security holders who have purchased “units” consisting of shares of our convertible preferred stock and warrants to purchase shares of our preferred stock have anti-dilution rights. In the event that we sell common stock for less than $0.50 per share or issue securities convertible into or exercisable for common stock at a conversion price or exercise price less than $0.50 per share (a “Dilutive Issuance”), then we are required to issue a number of additional shares of common stock to each such unit purchaser, without additional consideration. The number of additional shares to be issued to such each such unit purchaser will be equal to the product of the such purchaser’s prior subscription amount multiplied by a fraction, (i) the numerator of which is the number of shares of preferred stock sold and issued at the closing of the Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of preferred stock sold and issued at the closing of the Dilutive Issuance would purchase at $0.50 per share, and (ii) the denominator of which is the number of shares of preferred stock issued and outstanding on the date of the Dilutive Issuance plus the number of additional shares of preferred stock sold and issued at the closing of the Dilutive Issuance. As such, any Dilutive Issuance will result in dilution to our stockholders who do not have such anti-dilution rights.

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

Holders of $3,500,000 in aggregate principal amount of our 10% Bridge Financing may convert the outstanding principal amount and accrued interest thereon into equity securities upon the closing of our next equity financing. They have agreed that they will convert into preferred stock if our next equity financing is a convertible preferred stock financing of at least $5.0 million before August 27, 2010. If all of our 10% Bridge Financing were converted into preferred stock at $1.00 per share and convert each share of preferred into two shares of common, we would be required to issue an additional 3,500,000 shares of preferred stock. If, during the time that any of our 10% Bridge Financing are outstanding, we sell or grant any option to purchase (other than options issued to our employees, officers, directors and consultants), or sell or grant any right to reprice our securities, or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of our common stock or common stock equivalents at a price per share that is lower than the conversion price of these notes, $0.50, then the conversion price of the debentures will be reduced accordingly. A reduction in the conversion price resulting from the foregoing would allow the holders of our 10% Bridge Financing to ultimately receive more shares of common stock than they would otherwise be entitled to receive. In that case, other holders of our common stock would be diluted to a greater extent than they would be if no adjustment to the conversion price were required.

At any time after August 27, 2010, the 10% Bridge Financing is convertible into units of securities consisting of one share of Series A Convertible Preferred Stock of the Company (“Preferred Stock”) and a warrant to purchase one share of common stock of the company, at a conversion price of $1.00 per unit, subject to adjustment. The 10% Bridge Financing may also be redeemed by the company in whole or part at any time after the 6-month anniversary of the Issue Date for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the 10% Bridge Financing. Interest on the financing is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the financing. In the event of default under the terms of the 10% Bridge Financing, the interest rate increases to 15% per annum.

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

ITEM 2.	PROPERTIES

Our main office and manufacturing facility is located in Costa Mesa, California. The table below provides a general description of our properties:

Location	Principal Activities	Area (Sq. Meters)	Lease Expiration Date

2990 Airway Ave., Costa Mesa, California 92626	Main Office and Manufacturing facility	33,520	August 31, 2012
2975 Airway Ave., Costa Mesa, California 92626	Research and Development, warehouse, and service facility	14,000	December 31, 2010

We lease our main office and factory premises under a property lease agreements that expires in 2012, with an option to renew the lease. Minimum future commitments under the lease agreements payable as of December 31, 2009 are as follows:

Year Ended December 31	Amount

2010	399,000
2011	305,000
2012	209,000

Rental expense was approximately $435,000, $447,000, and $407,000 for the years ended December 31, 2009, 2008 and 2007, respectively. We believe that our existing facilities are well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants have disputed Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an Answer to the First Amended Complaint. The trial in this matter is set for July 30, 2010.

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

Other than as indicated above, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, nor are we aware of any proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

At the same meeting, a proposal for the ratification of the selection of KMJ Corbin & Company as independent registered public accounting firm of the Company was submitted to the stockholders, and the votes cast were as follows:

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

Market Information

The Company’s common shares trade on the Over the Counter Bulletin Board (ticker symbol TMMM). The approximate number of record holders of common shares on March 30, 2010, was 66.

The Company received its ticker symbol in September 2009 and began trading in December 2009. Prior to December 2009, there is no stock price activity. There have been no dividends declared or paid for the years ended December 31, 2009 and 2008.

High and low stock prices were as follows:

	High	Low

Q4 2009	$2.00	$1.25

Holders

As of December 31, 2009, there were 66 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.

Dividends

We have not declared any dividends on our common stock since our inception. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Certificates of Incorporation or Bylaws.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
		Weighted-Average	Remaining Available
		Exercise Price of	for Future Issuance
	Number of Securities to be	Outstanding	Under Equity
	Issued Upon Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	6,033,188	$0.77	1,416,812
Equity compensation plans not approved by stockholders	10,746,143	$0.87	—

Total	16,779,331		1,416,812

Equity Incentive Plan

On August 15, 2007, we adopted the Equity Incentive Plan (the “Plan”), under which direct stock awards or options to acquire shares of our common stock may be granted to employees and nonemployees of the Company. The Plan is administered by our Board of Directors. The Plan permitted the issuance of up to 7,450,000 shares of our common stock. Options granted under the Plan vest 25% per year over four years and expire 10 years from the date of grant.

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

The following summary of our selected financial information for the years ended December 31, 2009, 2008 and 2007, respectively, and the period from March 16, 2006 (date of inception) through December 31, 2006 have been derived from, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

				Period from
				March 16,
				2006 (Inception)
				through
	For the years ended December 31,			December 31,
	2009	2008	2007	2006

Income Statement Data:
Total Revenues	$4,644,022	$7,589,265	$1,822,269	—
Gross Loss	(344,096)	(1,703,611)	(2,106,256)	—
Operating Expenses	8,449,934	9,917,111	6,422,705	3,466,629
Loss from Operations	(8,794,030)	(11,620,722)	(8,528,961)	(3,466,629)
Net Loss	(6,698,893)	(12,297,797)	(8,577,232)	(3,500,798)
Net Loss per Share — Basic and Diluted	$(0.15)	$(0.29)	$(0.24)	$(0.12)

Statement of Cash Flow Data:
Net Cash Used in Operating Activities	$(5,356,937)	$(8,775,598)	$(6,655,226)	$(3,184,654)
Net Cash Used in Investing Activities	$(38,450)	$(2,063,768)	$(780,867)	$(216,002)
Net Cash Provided by Financing Activities	$6,294,076	$7,584,401	$12,362,554	$3,407,244

Balance Sheet Data:

	As of December 31,
	2009	2008	2007	2006

Total Assets	$6,059,321	$7,904,188	$7,628,226	$1,116,402
Related Party Note Payable, Net of Debt Discount	$1,836,837	$1,986,598	$1,514,103	—
Total Liabilities	$15,703,734	$7,188,313	$3,936,979	$(216,002)
Total Stockholders’ (Deficit) Equity	$(9,644,413)	$715,875	$3,691,247	$3,407,244

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement our cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year, and sufficiently increases Cash flow from operations we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at December 31, 2009 accumulated deficit of approximately $33 million and a working capital deficit of approximately $11 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least June 30, 2010. The Company started selling its vehicles in 2007 and has obtained equity financing, net of offering costs, from third parties of $2.0 million, received proceeds from related-party notes of $4.5 million, and converted related-party notes of $4.0 million to preferred shares during 2009 (see Notes 8 and 10) and plans to raise additional debt and/or equity capital to finance future activities. Additionally, the Company plans to refinance the outstanding balance of $1.0 million related to the Immersive note due March 31, 2010.

In light of these plans, management is confident in the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

T3 Motion, Inc. (the “Company”, “we” or “us”) was organized on March 16, 2006, under the laws of the state of Delaware. We develop and manufacture the T3 Series which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. In September 2009, we launched our second product, the CT Micro Car. The Micro Car is another product line to sell to our potential and existing customers.

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement our cost reduction strategy for material, production and service costs. Until management achieves our cost reduction strategy over the next year and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at December 31, 2009 accumulated deficit amounted to $33,062,174 and a working capital deficit of $11,008,404. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. As a result, our independent registered public accounting firm has modified its report to highlight this uncertainty.

Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least June 30, 2010. The Company started selling its vehicles in 2007 and has obtained equity financing, net of offering costs, from third parties of $2.0 million, received proceeds from related-party loans of $4.5 million, and converted related-party notes of $4.0 million to preferred shares during 2009 (see Notes 8 and 10) and plans to raise additional debt and/or equity capital to finance future activities. Additionally, the Company plans to refinance the outstanding balance of $1.0 million related to the Immersive note due March 31, 2010.

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

Concentrations of Credit Risk

Cash

We maintain our cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, our cash balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2009 we had cash deposits in excess of the FDIC limit of $2.7 million.

Receivables

We perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure our accounts receivable. We estimate credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2009 and 2008, we have allowance for doubtful accounts of $37,000 and $27,000, respectively. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

Cash and Cash Equivalents

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. We invest our cash in short-term money market accounts.

Concentration of Risk

As of December 31, 2009 and 2008, two customers accounted for more than 10% of total accounts receivable and no customers accounted for 10% of total accounts receivable, respectively. No customer accounted for more than 10% of net revenues for the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009 and 2008, one vendor accounted for more than 10% of total accounts payable and no vendor accounted for 10% of total accounts payable, respectively. No one customer accounted for more than 10% of purchases for the years ended December 31, 2009, 2008 and 2007.

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

Intangible Asset

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2009, we performed an annual review of our identified intangible asset related to the GeoImmersive license agreement to assess potential impairment. At December 31, 2009, management deemed the intangible asset to be fully impaired, as management has decided to allocate the resources required to map the data elsewhere. As a result, the remaining value was fully amortized as of December 31, 2009. As of December 31, 2009 we do not believe there has been any other impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist of cash, accounts receivable, related party receivable, accounts payable, accrued expenses, related party payables and related party note payable. The carrying value for all such instruments, except related party payable, approximates fair value due to the short-term nature of the instruments. We cannot determine the fair value of our related party notes payable due to the related party nature and instruments similar to the notes payable could be found.

Revenue Recognition

We recognize revenues in accordance with the accounting standards. Under the accounting standards, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

For all sales, we use a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers with FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, we record revenue when proof of delivery is confirmed by the shipping company. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. We offer a standard product warranty to our customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first, and have no other post-shipment obligations. We assess collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by us for shipping and handling are classified as cost of revenues.

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

Share Based Compensation

We maintain a stock option plan and record expenses attributable to our stock option plan. We elected to amortize stock-based compensation for awards granted on or after March 16, 2006 (date of inception) on a straight-line basis over the requisite service (vesting) period for the entire award.

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the accounting standards. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our consolidated balance sheet.

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be realized through future operations.

Derivative Liability

Effective January 1, 2009, the Company adopted the accounting standards that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of the adoption of the accounting standard, 4,562,769 of our issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and December 2014. Effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, all of which have exercise price reset features and price protection clauses, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their date of original issuance ranging from March 2008 through December 2008.

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

During 2009, the Company issued 9,928,504 of additional warrants related to convertible debt. The Company estimated the fair value of the warrants at the dates of issuance and a debt discount and derivative liability of $3,510,751 was recorded and will be amortized over the remaining life of the debt.

During 2009, the Company issued 5,953,730 of additional warrants related to preferred stock. The Company estimated the fair value of the warrants of $1,740,578, at the dates of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount will be recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative will be recorded through earnings at each reporting date.

During 2009, the Company recorded a discount on the issuance of preferred stock and derivative liability of $7,314,273 related to the anti-dilution provision of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative will be recorded through earnings at each reporting date.

The Company has contingent warrants for up to 50,000 shares of common stock, $0.001 par value per share, at $0.70 per share. The warrants are contingent upon a future event. The Company did not recognize the fair value of the total amount of the contingent warrants at the dates of the note agreements as the actual issuance of these warrants is directly contingent upon repayment status of the note to Immersive. The Company will recognize the fair value of the contingent warrants as a debt discount when the contingency is resolved and the related warrants are issued, if any. The debt discount will be amortized to interest expense over the remaining terms of the note agreement.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes-Merton option pricing model.

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

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 50.5 million, 13.8 million and 6.6 million shares of common stock were outstanding at December 31, 2009, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the period.

	Years Ended December 31,
	2009	2008	2007

Net loss	(6,698,893)	(12,297,797)	(8,577,232)
Deemed preferred stock dividend	(6,116)	—	—

Net loss applicable to common shareholders	$(6,705,009)	$(12,297,797)	$(8,577,232)

Weighted average number of common shares outstanding:
Basic and diluted	44,445,042	42,387,549	35,223,795
Net loss per share:
Basic and diluted	$(0.15)	$(0.29)	$(0.24)

Research and Development

We expense research and development costs as incurred.

Advertising

Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2009, 2008 and 2007 were $4,226, $28,539 and $73,839, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Commitments and Contingencies

On June 25, 2008, we elected to upgrade or replace approximately 500 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The chargers were placed in service between January 2007 and 2008. We notified customers informing them of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July of 2008 to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. We did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. We anticipate that all of the chargers will be upgraded or replaced by December 2010.

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants have disputed Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an Answer to the First Amended Complaint. The trial in this matter is set for July 30, 2010.

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

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures:Improving Disclosures About Fair Value Measurement (“ASU 2010-6”), which affects the disclosures made about recurring and non-recurring fair value measurements. ASU 2010-6 is effective for the Company’s fiscal year beginning January 1, 2010, and for annual and interim periods thereafter. The Company is currently evaluating the impact that ASU 2010-6 will have on its consolidated financial statements.

Business Segments

We currently only have one reportable business segment due to the fact that we primarily derive our revenue from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues for the year ended December 31, 2009. The net revenues from domestic sales are listed below.

	For the Years Ended December 31,
	2009	2008	2007

Net revenues:
T3 Domestic	$3,654,290	$6,987,618	$1,682,492
T3 International	963,911	601,647	139,777
CT Domestic	25,821	—	—

Total net revenues	$4,644,022	$7,589,265	$1,822,269

Recent Events

On December 30, 2009, we sold $3,500,000 in debentures and warrants to Vision Opportunity Master Fund, Ltd. (“Vision”) through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). We issued to Vision, 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $3,500,000.

The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date is December 30, 2010. At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of our Series A Convertible Preferred Stock and a warrant to purchase one share of our common stock. We may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum.

The Purchase Agreement provides that during the 18 months following December 30, 2009, if we or our wholly-owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of our common stock.

The Purchase Agreement also provides that from December 30, 2009 to the date that the Debentures are no longer outstanding, if the Company effects a Subsequent Financing, Vision may elect, in its sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a “$1.00 for $1.00” basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share of common stock. Vision is obligated to elect the Exchange on a $0.90 per $1.00 basis (not a $1.00 for $1.00 basis) if certain conditions regarding the Subsequent financing and other matters are met.

Also pursuant to the Purchase Agreement, Vision received Series G Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of our common stock at an exercise price of $0.70 per share, subject to adjustment. The Warrants have a term of five years after the issue date of December 30, 2009.

The Subsidiary entered into a Subsidiary Guarantee (“Subsidiary Guarantee”) for our benefit to guarantee to Vision the obligations due under the Debentures. We and the Subsidiary also entered into a Security Agreement (“Security Agreement”) with Vision, under which we and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.

On December 30, 2009, we also entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”). Pursuant to Exchange Agreement, we issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by us to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 (in conjunction with the issuance of Series A Preferred Stock, we issued Class F warrants to purchase 6,110,000 shares of Common Stock at $0.70 per share); 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of all Series A, B, C, D, E and F warrants (totalling 10,972,769 shares) previously issued by us to the Vision Parties valued at $1,155,390, the Company recorded a gain of $45,835 related to the exchange of the warrants for preferred stock; and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a Securities Purchase Agreement dated on March 24, 2008 and amended on May 28, 2009.

Under the Exchange Agreement, Ki Nam, our Chief Executive Officer and Chairman of the Board of Directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and Series G Common Stock Purchase Warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Warrants issued to Vision pursuant to the Purchase Agreement).

We, Ki Nam and Vision Parties also entered into a Stockholders Agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) or one nominee of Vision Parties so long as their ownership of common stock of the Company is 12% or more.

On May 28, 2009, the Company issued to Vision, 10% Debentures, with an aggregate principal value of $600,000. As noted above, these 10% Debentures were cancelled in connection with the December 30, 2009 financing with Vision. Additionally, Vision received Series E Common Stock Purchase Warrants to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Such Series E Common Stock Purchase Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision.

On December 30, 2008, the Company sold $2.2 million in debentures and warrants through a private placement to Vision pursuant to a Securities Purchase Agreement. On December 30, 2009, pursuant to the Exchange Agreement noted above, the Company issued to the Vision Parties, shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest. The December 30, 2008 Securities Purchase Agreement further provided that the exercise price of any Series B Common Stock Purchase Warrant and Series C Common Stock Purchase Warrant of the Company held by Vision would be reduced to $1.65 per share. These warrants were later exchanged for Preferred Stock on December 30, 2009.

The Company has accounted for all debentures issued to Vision according to the accounting standard for derivative liabilities and convertible securities with beneficial conversion features.

The debt discount issued to Vision was allocated between the warrants and the effective BCF, of $1,278,873 and $1,840,809, respectively, for the year ended December 31, 2009, and $607,819 and $607,819, respectively, for 2008. The discount of $2,629,898 and $1,213,402 as of December 31, 2009 and 2008, respectively, related to the warrants and the BCF, is being amortized over the term of the Debentures. The Company amortized $2,571,141 and $2,236 for the years ended December 31, 2009 and 2008, respectively. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Net revenues	$4,644,022	$7,589,265	$1,822,269
Cost of revenues	4,988,118	9,292,876	3,928,525

Gross loss	(344,096)	(1,703,611)	(2,106,256)

Operating expenses:
Sales and marketing	1,927,824	2,290,253	1,724,779
Research and development	1,395,309	1,376,226	1,243,430
General and administrative	5,126,801	6,250,632	3,454,496

Total operating expenses	8,449,934	9,917,111	6,422,705

Loss from operations	(8,794,030)	(11,620,722)	(8,528,961)

Other income (expense):
Interest income	2,510	55,091	3,239
Other income (expense)	5,565,869	(73,783)	12,426
Interest expense	(3,472,442)	(657,583)	(63,136)

Total other income (expense), net	2,095,937	(676,275)	(47,471)

Loss before provision for income tax	(6,698,093)	(12,296,997)	(8,576,432)

Provision for income tax	800	800	800

Net loss	(6,698,893)	(12,297,797)	(8,577,232)
Other comprehensive (loss) income	(632)	5,434	(777)

Comprehensive loss	$(6,699,525)	$(12,292,363)	$(8,578,009)

Net loss per share:
Basic and diluted	$(0.15)	$(0.29)	$(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	44,445,042	42,387,549	35,223,795

Revenues.  Revenues are primarily from sales of the T3 Series, CT Micro Car, power modules, chargers and related accessories. Revenues decreased $2,945,243, or 38.8%, to $4,644,022 for the year ended December 31, 2009, compared to the same period of the prior year. The decrease is primarily due to adverse conditions in the global economy and disruption in the financial markets. Due to the current economic conditions, our customers have deferred purchasing decisions, thereby lengthening our sales cycles, offset in part by increased service revenue and the introduction of the CT Micro Car. Revenue increased $5,766,996, or 317%, to $7,589,265 for the year ended December 31, 2008, compared to the same period of the prior year. The increase in revenue was attributable to the conclusion of the prototype development of the T3 series in 2006 and commencement of the sales of the T3 Series in 2007 along with the implementation of our sales and marketing strategy and the results of the T3 brand recognition in 2008.

Cost of revenues.  Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenues decreased $4,304,758, or 46.3%, to $4,988,118 for the year ended December 31, 2009, compared to the same period of the prior year. This decrease in cost of revenues is attributable to reductions in sales activities related to adverse economic conditions as well as management’s cost reduction strategy. Cost of revenues increased $5,364,351, or 137%, to $9,292,876 for the year ended December 31, 2008, compared to the same period of the prior year. The increase in cost of revenues was attributable to the increase in revenue, offset by the continued efforts to reduce materials and production costs. Further contributing to the increase was $78,000 related to an upgrade to our chargers. The cost reduction strategy will continue as volume increases and we are able to achieve volume discounts on our materials along with production efficiencies.

Gross loss.  During 2009, management has continued to source lower product costs as well as production efficiencies. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. As a result of the commencement of production, there were cost overruns and inefficiencies in the production process in 2009, 2008 and 2007. Gross loss margin was (7.4%), (22.4%) and (115.6%), respectively, for the years ended December 31, 2009, 2008 and 2007.

Sales and marketing.  Sales and marketing decreased by $362,429 or 15.8%, to $1,927,824 for the year ended December 31, 2009, compared to the same period of the prior year. The decrease in sales and marketing expense is attributable to reduction in salaries and commissions due to decreased sales and repairs to the demo fleet. Sales and marketing increased by $565,474 or 32.8%, to $2,290,253 for the year ended December 31, 2008, compared to the same period of the prior year. The increase is attributable to the hiring of sales and marketing staff, travel and trade show expenses, and other sales and marketing related expenses to support the commencement of sales of the T3 Series and accessories to customers in the first quarter of 2007.

Research and development.  Research and development costs includes development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs. Research and development expense was $1,395,309 for the year ended December 31, 2009, and consistent with $1,376,226 for the year ended December 31, 2008. Research and development expense increased to $1,376,226 or 10.7%, from $1,243,430 for the year ended December 31, 2008, compared to the same period of the prior year and is primarily due to continued design efforts to produce a lower cost vehicle along with continued efforts to design additional products and technology to assist with the cost reduction efforts.

General and administrative.  General and administrative expenses decreased $1,123,831, or 18.0%, to $5,126,801, for the year ended December 31, 2009 compared to the same period of the prior year. The decrease was primarily due to decreased legal and accounting compliance costs, offset in part by increased amortization and staffing to support the business infrastructure. General and administrative expenses increased $2,796,136, or 80.9%, to $6,250,632, for the year ended December 31, 2008 compared to the same period of the prior year. The increase was primarily due to increased wages from the addition of staff, increased depreciation and amortization, increased stock option expense and increased professional fees to support the public company filing requirements as well as infrastructure support to aid with the our continued growth.

Other income (expense).  Other income (expense) increased $5,639,652 to $5,565,869 for the year ended December 31, 2009 primarily due to the change in the fair value of the derivative liabilities due to the adoption of the accounting standard in 2009 when compared to the same period of the prior year. Other income (expense) decreased $86,209 to ($73,783) for the year ended December 31, 2008 compared to the same period of the prior year primarily due to the write-off of obsolete demo vehicles.

Interest Expense.  Interest expense increased $2,814,859 to $3,472,442 for the year ended December 31, 2009 due to increased interest expense from the related party loans and the debt discount associated with the loans compared to the same period of the prior year. Interest expense increased $594,447 to $657,583 for the year ended December 31, 2008 compared to the same period of the prior year primarily due to increased interest expense from the related party payables and the debt discounts associated with such debt.

Net loss.  Net loss for the year ended December 31, 2009, was $(6,698,893), or $(0.15) per basic and diluted share compared to $(12,297,797), or $(0.29) per basic and diluted share, for the same period of the prior year. Net loss was $(8,577,232), or $(0.24) per basic and diluted share, for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2009, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $33.0 million and $11.0 million, respectively, as of December 31, 2009, which raises substantial doubt about our ability to continue as a going concern. Management believes that our current and potential sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2010. The Company started selling its vehicles in 2007 and has obtained equity financing, net of offering costs, from third parties of $2.0 million, received proceeds from related party loans of $4.5 million and converted related-party notes of $4.0 million to preferred shares during 2009 (see Notes 8 and 10) and plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Until Management achieves our cost reduction strategy over the next year and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, research and development and capital requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements.

Our principal sources of liquidity are cash and receivables. As of December 31, 2009, cash and cash equivalents were $2,580,798, or 42.6% of total assets compared to $1,682,741, or 21.3% of total assets as of December 31, 2008. The increase in cash and cash equivalents was primarily attributable to equity financing from sale of stock and issuance of related party debt, offset by net cash used in operating and investing activities.

Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

Net cash flows used in operating activities for the years ended December 31, 2009, 2008 and 2007, were $5,356,936, $8,775,598 and $6,655,226, respectively. For the year ended December 31, 2009, cash flows used in operating activities related primarily to the net loss of $6,698,893, offset by net non-cash reconciling items of $295,988. Further contributing to the decrease were decreases in accounts payable of $719,720. Net cash flows used were offset in part by decreases in accounts receivable, inventories, and other current assets of $689,343, $645,253, and $450,798, respectively.

For the year ended December 31, 2008, cash flows used in operating activities related primarily to the net loss of $12,297,797, offset by net non-cash reconciling items of $4,476,408. Further contributing to the decrease were increases in accounts receivable, inventories, and other current assets of $1,107,819, $595,375 and $474,328, respectively. Net cash flows used were offset in part by increases in accounts payable of $1,105,489.

For the year ended December 31, 2007, cash flows used in operating activities were primarily due to the net loss of $8,577,232 offset by net non-cash reconciling items of $2,560,409. Further contributing to the decrease were increases in accounts receivable, inventories, and security deposits of $372,185, $929,387 and $44,782, respectively. Net cash flows used were offset in part by increases in accounts payable of $688,606.

Net cash used in investing activities was $38,450, $2,063,768 and $780,867 for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, cash flows used in investing activities related primarily to purchases of property and equipment of $36,040. For the year ended December 31, 2008, cash flows used in investing activities related primarily to deposits for fixed assets of $444,054, purchases of property and equipment of $619,929, and the purchase of the data license from Immersive for $1,000,000. For the year ended December 31, 2007, cash flows used in financing activities related primarily to purchases of property and equipment of $756,304.

Net cash provided by financing activities was $6,294,075, $7,584,401 and $12,362,554 for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, cash flows provided by financing activities related primarily to proceeds received from related party notes of $4,514,962, proceeds from the sale of stock of $1,978,942, offset in part by repayment of notes payable of $199,829.

For the year ended December 31, 2008, cash flows provided by financing activities related primarily to proceeds received from related party notes of $2,200,000, proceeds from related party loan advances of $715,000, equity financing from the sale of stock of $6,669,163, offset in part by repayment of related party loans and advances of $1,999,762.

For the year ended December 31, 2007, cash flows provided by financing activities related primarily to proceeds received from related party note receivable of $2,300,000, proceeds received from related party notes of $2,000,000, proceeds from related party loan advances of $4,236,778, equity financing from the sale of stock of $7,388,000, offset in part by repayment of related party loans and advances of $3,562,224.

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

The following table summarizes our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual Obligation	Total	1 Year	1-3 Years

Stockholder notes payable	$4,500,000	$4,500,000	$—
Operating lease	913,000	399,000	514,000

Total Contractual Obligations	$5,413,000	$4,899,000	$514,000

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

As of December 31, 2009, there were outstanding warrants to purchase 697,639 shares of our common stock at an exercise price of $1.081 per share. The warrants are immediately exercisable. The warrants expire on December 31, 2012. There were 120,000 warrants exercisable at the exercise price of $1.54 per warrant. These warrants expire on March 31, 2013. There were 474,774 warrants exercisable at the exercise price of $2.00 per warrant that expire on March 31, 2014. There were 5,453,730 warrants exercisable at the exercise price of $0.70 per warrant that expire on December 30, 2014. There were 4,000,000 warrants exercisable at the exercise price of $0.90 per warrant that expire on December 30, 2014.

The exercise price and the number of shares issuable upon exercise of the warrants will be adjusted upon the occurrence of certain events, including reclassifications, reorganizations or combinations of the common stock. At all times that the warrants are outstanding, we will authorize and reserve at least that number of shares of common stock equal to the number of shares of common stock issuable upon exercise of all outstanding warrants.

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

Interest Rates.  Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2009, 2008 and 2007, we have $2,580,798, $1,682,741 and $4,932,272, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

We performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with GAAP. Accordingly, we believe that the consolidated financial statements included in this Annual Report fairly present, in all material aspects, our financial condition for the periods presented.

Internal Control over Financial Reporting

(a)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following five material weaknesses which have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2010. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3. We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions, specifically related to the accounting and reporting of debt and equity transactions, including derivative instruments.

4. We do not have sufficient policies and procedures to approve changes to shipping terms of sales agreements to ensure appropriate revenue recognition of sales transactions.

5. We have had, and continue to have, a significant number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)	Changes in internal control over financial reporting

The following change in our internal control over financial reporting occurred during the year ended December 31, 2009, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

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

We do not expect to have fully remediated these significant deficiencies until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2010.

ITEM 9B.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended

Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants have disputed Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an Answer to the First Amended Complaint. The trial in this matter is set for July 30, 2010.

Other than the description above, there have been no material developments during the year ended December 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of our current directors and executive officers. Also provided herein are a brief description of the business experience of each director, executive officer and significant employee during the past ten years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Positions Held:

Ki Nam	50	Chief Executive Officer and Chairman
Kelly J. Anderson*	42	Executive Vice President, Chief Financial Officer
Jason Kim **	43	Chief Operations Officer
David Snowden	66	Director
Steven Healy	49	Director
Mary S. Schott	49	Director
Robert Thomson***	34	Director

*	Kelly Anderson resigned as Director on January 28, 2010

**	Jason Kim separated from T3 Motion, Inc. on January 15, 2010

***	Robert Thomson was appointed Director on January 28, 2010

Director Independence

Four of our directors, Steven Healy, David Snowden, Robert Thomson, and Mary Schott are independent directors as that term is defined under Nasdaq’s Marketplace Rule 4200. All of the members of our audit committee, compensation committee and nominating committee are independent.

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

Jason Kim, Chief Operations Officer, served as Chief Operations Officer of T3 Motion from June 2006 to January 2010. From 2005 to 2006, Mr. Kim served as the Vice President of Engineering and Operations for CalAmp Corporation’s M2M Products Division (Nasdaq: CAMP). From 2004 to 2005, Mr. Kim served as the Chief Operating Officer for Skybility, a wireless data transceiver module design and manufacturing company. Prior to his employment with CalAmp, Mr. Kim held senior management positions with various wireless infrastructure companies including Remec Communications (Nasdaq: REMC) and computer hardware and data network communications companies.

David Snowden, Director, has over 40 years of professional experience including holding positions as Chief of Police for Beverly Hills (current), Costa Mesa (1986-2003), and Baldwin Park (1980-1986). Chief Snowden has held numerous Presidential positions including Los Angeles Police Chief’s Association, California Police Chief’s Association, Police Chief’s Department of the League of Cities (1993), Orange County Chief’s and Sheriff’s Association (1990) and was Chairman of the Airbourne Law Enforcement (ABLE). Chief Snowden was inducted to the Costa Mesa Hall of Fame in 2003 and was voted top 103 most influential persons on the Orange Coast for 12 years running.

Mary S. Schott, Director, has over 25 years experience in the accounting finance functions with extensive experience in finance and accounting compliance and systems including Sarbanes-Oxley applications. Ms. Schott has been the Chief Financial Officer of San Manuel Band of Serrano Mission Indians since 2008. A CPA and MBA, Ms. Schott served as Chief Accounting Officer of First American Title Insurance Company, a division of First American Corporation (NYSE:FAF) for three years and held various finance and accounting functions for the previous 17 years at First American. Ms. Schott was the President and Treasurer of the First American Credit Union for eight years.

Steven J. Healy, Director, is a managing partner of Margolis, Healy & Associates, a professional services firm providing campus safety and security consulting services to colleges and universities around the country. Steve was the Director of Public Safety at Princeton University from 2003 — June 2009. He was the President of the International Association of Campus Law Enforcement Administrators (IACLEA) from June 2006 until June 2007. In the aftermath of the tragic rampage shooting incident at Virginia Tech, Mr. Healy testified before the U.S. Senate Committee on Homeland Security and Governmental Affairs on the topic of “Security on America’s College Campuses” in April 2007. He also testified before the U.S. House of Representatives Committee on Education and Labor on the topic of “Best Practices for Making College Campuses Safe” on May 15, 2007. In 2007, Security Magazine named him one of the “Most Influential People in the Security Profession.” He has served as a member of the IACLEA Government Relations Committee for the past 10 years and is considered a national expert the Clery Act. Steven was appointed by the Governor of New Jersey to serve on the state’s Campus Security Task Force. Prior to his position at Princeton University, Mr. Healy was the Chief of Police at Wellesley College in Wellesley, MA. He also served as Director of Operations at the Department of Public Safety at Syracuse University. During his tenure at Wellesley College, Mr. Healy was the IACLEA North Atlantic Regional Director and President of the Massachusetts Association of Campus Law Enforcement Administrators. Mr. Healy is a 1984 graduate of the United States Air Force Academy and served on active duty with the Air Force from 1984 until 2005.

Robert Thomson, Director, has been a Director at Vision Capital Advisors, LLC since 2007, a New York based private equity manager, where he oversees the firm’s growth equity investments in consumer retail, industrials, and homeland defense and security companies. Vision Capital Advisors LLC is the manager of two funds that hold debt and equity securities of the Company — Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Funds LP. At Vision, Mr. Thomson manages investment opportunities for the funds and works closely with its portfolio companies in executing their growth plans. He currently sits on the Board of Directors for Juma Technology Corp., a converged network integrator and software developer based in New York that trades on the OTC Bulletin Board (OTCBB: JUMT) and Microblend Technologies, Inc., a private company that is a developer of automatic paint creation systems for retailers. From 2005 to 2007, Mr. Thomson was the Managing Director of The Arkin Group, LLC in charge of operations, financial management and growth strategies for this international business intelligence firm. Mr. Thomson has an MBA from the Harvard Business School and a BA from Haverford College. He has studied Chinese language and history at Nankai University in China and Tunghai University in Taiwan. Mr. Thomson is also a term member at the Council on Foreign Relations.

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

(g) Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any federal or state securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

(h) Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The 2007 Plan may be amended or terminated by the Board, at any time. However, an amendment that would impair the rights of a recipient of any outstanding award will not be valid with respect to such award without the recipient’s consent. A total of 7,450,000 shares of our common stock are authorized for issuance under the 2007 Plan. As of December 31, 2009, there were 6,033,188 options outstanding under the 2007 Plan.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2009, 2008 and 2007 by our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Executive Compensation — Summary Compensation Table:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Ki Nam,	2009	$150,000	—	—	—	—	150,000
Chief Executive Officer	2008	$150,000	—	—	—	—	150,000
and Chairman(3)	2007	—	—	—	990,000	37,000	1,027,000
Kelly J. Anderson,	2009	$175,000	—		—	—	175,000
Executive Vice President,	2008	$131,923	—	—	452,000	—	583,923
Chief Financial Officer(4)
Jason Kim(5)	2009	$170,000	—	—	—	—	170,000
Chief Operations Officer	2008	$166,076	—	—	—	—	166,076
	2007	$156,025	—	—	980,000	—	1,136,025

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2009, 2008 and 2007 with respect to stock options granted, as determined pursuant to the accounting standard. The option awards fair values ranged from $0.98 to $0.99 for 2007 and from $0.96 to $1.30 for 2008. There were no grant awards during 2009.

(2)	Perquisites and other personal benefits are valued at actual amounts paid to each provider of such perquisites and other personal benefits. The compensation earned represents the automobile allowance.

(3)	Prior to January 1, 2008, Mr. Nam did not draw a salary.

(4)	Ms. Anderson was hired on March 17, 2008, and prior to her tenure, Mr. Kim was acting as CFO.

(5)	Mr. Kim resigned from the Company effective January 15, 2010

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

								All Other
								Stock	All Other
								Awards:	Option	Exercise
		Estimated Future Payouts			Estimated Future Payouts			Number	Awards:	or Base	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			of Shares	Number of	Price of	Fair Value
		Plan Awards			Plan Awards			of Stock	Securities	Option	of Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	($/Sh)(2)

Ki Nam	12/10/2007	—	—	—	—	—	—		1,000,000	$0.77	$990,000
Kelly J. Anderson(1)	3/17/2008	—	—	—	—	—	—		200,000	$0.60	$192,000
	11/13/2008								200,000	$1.40	$260,000
Jason Kim(3)	12/10/2007	—	—	—	—	—	—		1,000,000	$0.60	$980,000

(1)	Ms. Anderson commenced employment on March 17, 2008, and prior to her employment, Mr. Kim was the acting CFO.

(2)	The grant date fair value is the value of awards granted in 2009, 2008, and 2007 as determined in accordance with accounting standard, which is recognized for financial reporting purposes.

(3)	Mr. Kim resigned from the Company effective January 15, 2010

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
			Equity					Incentive	Awards:
			Incentive					Plan	Market or
			Plan					Awards:	Payout
			Awards:					Number of	Value
			Number of				Market	Unearned	of Unearned
	Number of	Number of	Securities			Number	Value of	Shares,	Shares,
	Securities	Securities	Underlying			of Shares	Shares or	Units	Units
	Underlying	Underlying	Unexercised			or Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unearned	Option	Option	Stock that	Stock that	Rights that	Rights that
	Options (#)	Options (#)	Options	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

Ki Nam	937,500		62,500	0.77	12/10/2017
Kelly J. Anderson(1)	87,500		112,500	0.6	3/17/2018
	54,167		145,833	1.4	11/13/2018
Jason Kim(2)	854,167		145,833	0.6	12/10/2017

(1)	Ms. Anderson commenced employment on March 17, 2008, and prior to employment, Mr. Kim was the acting CFO.

(2)	Mr. Kim resigned from the Company effective January 15, 2010.

Option Exercises and Stock Vested

The following table sets forth certain information regarding exercises of stock options and stock vested held by the Named Executive Officers during the year ended December 31, 2009:

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Ki Nam	—	$—	—	$—
Kelly J. Anderson(1)	—	—	—	—

(1)	Ms. Anderson commenced employment on March 17, 2008, and prior to her employment, Mr. Kim was the acting CFO.

Director Compensation

The following table reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2009. The persons listed below received the following compensation in exchange for their services as members of the Board of Directors of the Company for the year ended December 31, 2009. Ki Nam, our Chief Executive Officer, received no additional compensation as a director of the Company.

					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock		Incentive Plan	Compensation	All Other
	Cash	Awards	Options	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(2)	($)	($)	($)	($)

Ki Nam	—	—	(1)	—	—	(1)	—
David Snowden	20,000	—	—	—	—	—	—
Steven Healy	20,000	—	—	—	—	—	—
Mary Schott	20,000	—	61,000	—	—	—	81,000

(1)	Mr. Nam’ compensation as a director is reflected in the table titled “Summary Compensation Table” above.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2009, 2008 and 2007 with respect to stock options granted, as determined pursuant to the accounting standard. The option awards fair values were $0.98 and $1.22 for 2007 and 2009, respectively. There were no grant awards during 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and Series A Preferred Stock and as to the security and percentage ownership of each executive officer and director of the Company and all officers and directors of the Company as a group as of March 8, 2010.

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

Unless otherwise indicated, the address of each beneficial owner listed below is 2990 Airway Ave., Suite A., Costa Mesa, California 92626.

				Number of	Percentage of
	Number of	Percent of		Shares of	Shares of
	Shares of	Shares of		Series A	Series A
	Common Stock	Common Stock		Preferred Stock	Preferred Stock
	Beneficially	Beneficially		Beneficially	Beneficially
Name of Beneficial Owner and Address	Owned(1)	Owned(1)(2)		Owned	Owned(13)

Executive Officers and/or Directors:
Ki Nam	34,116,631	68.5	%(3)	976,865	—
Kelly Anderson	158,333	*	(4)	—	—
Jason Kim	895,833	2.0	%(5)	—	—
David Snowden	37,500	*	(6)	—	—
Steven Healy	33,333	*	(7)	—	—
Mary S. Schott	—	—		—	—
Robert Thomson	33,105,000	44.8	%(8)	9,370,698	75.9	%(14)
5% Stockholders:
Immersive Media Corp.	2,749,491	6.0	%(9)	—	—
Choon Sun Cho	2,298,851	5.2%		—	—
Vision Opportunity Master Fund, Ltd.	28,401,165	40.5	%(10)	7,451,765	60.4%
Total Force International Limited	8,000,000	15.2	%(11)	—	—
Vision Capital Advantage Fund	4,723,835	9.7	%(15)	1,918,933	15.5%
All Executive Officers and Directors as a Group (7 persons)	35,241,630	69.2	%(12)	10,347,563	83.8%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	As of March 8, 2010, there were 44,663,462 common shares issued and outstanding.

(3)	This number includes 27,155,230 shares of common stock, 1,953,730 shares of common stock, as converted, and warrants to purchase 2,228,504 shares of common stock held by The Nam Family Trust Dated 02/17/07, Ki Nam and Yeong Hee Nam as Trustees. This number also includes 900,000 shares of common stock held by Justin Nam, who is the son of this stockholder. Further, this number includes 900,000 shares of common stock held by Michelle Nam, who is the daughter of this stockholder. These include 979,167 shares subject to an option to purchase common stock. Thus, the percentage of common stock beneficially owned by Mr. Nam is based on a total of 49,824,863 shares of common stock.

(4)	This number includes options to purchase 158,333 shares of common stock held by Ms. Anderson. Thus, the percentage of common stock beneficially owned by Ms. Anderson is based on a total of 44,821,795 shares of common stock.

(5)	This number includes options to purchase 895,833 shares of common stock held by Mr. Kim. Thus, the percentage of common stock beneficially owned by Mr. Kim is based on a total of 45,559,295 shares of common stock.

(6)	This number includes options to purchase 37,500 shares of common stock held by Mr. Snowden. Thus the percentage of common stock beneficially owned by Mr. Snowden is based on a total of 44,700,962 shares of common stock.

(7)	This number includes options to purchase 33,333 shares of common stock held by Mr. Healy. Thus the percentage of common stock beneficially owned by Mr. Healy is based on a total of 44,696,795 shares of common stock.

(8)	Robert Thomson has been designated by Vision Opportunity Master Fund, Ltd. to our board of directors. The reported securities are owned directly by Vision Opportunity Master Fund, Ltd. (“VOMF”) and its affiliate Vision Capital Advantage Fund, L.P. (VCAF, and together with VOMF, the “Vision Entities”), and Mr. Thomson has no direct interest in these shares. The 33,105,000 shares listed represent the 2,977,635 and 885,969 common shares held by VOMF and VCAF, respectively, as well as (all figures given in the aggregate) (a) the series G Warrants to purchase up to 3,500,000 shares of our common stock, (b) the 10% Convertible Promissory Notes (the “Notes”) currently convertible into 7,000,000 shares of our common stock, (c) the 7,451,765 Series A Convertible Preferred Stock convertible into 14,903,530 shares of our common stock held by VOMF (d) (c) the 1,918,933 Series A Convertible Preferred Stock convertible into 3,837,866 shares of our common stock held by VCAF. The Series G Warrants, the Notes, and the Series A Convertible Preferred Stock owned by the Vision Entities are subject to a beneficial ownership limitation such that the Vision Entities may not convert or exercise such securities to the extent that the conversion or exercise would cause the Vision Entities’ common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein. Thus, the percentage of common stock beneficially owned by Robert Thomson is based on a total of 73,904,858 shares of common stock. The address for Vision Opportunity Master Fund is 20 West 55th Street, Fifth Floor, New York, New York, 10019.

(9)	This number includes warrants to purchase 897,639 shares of common stock held by Immersive Media Corp. Thus, the percentage of common stock beneficially owned by Immersive Media Corp. is based on a total of 45,561,101 shares of common stock. The address for Immersive Media Corp. is Immersive Media Corp. is 224 — 15th Avenue SW, Calgary, AB T2R 0P7 Canada.

(10)	The reported securities are owned directly by Vision Opportunity Master Fund, Ltd. (“VOMF”) include 2,997,635 common shares, as well as (all figures given in the aggregate) (a) the Series G Warrants to purchase up to 3,500,000 shares of our common stock, (b) the 10% Convertible Promissory Notes (the “Notes”) currently convertible into 7,000,000 shares of our common stock, (c) the 7,451,765 Series A Convertible Preferred Stock convertible into 14,903,530 shares of our common stock. The Series G Warrants, the Notes, and the Series A Convertible Preferred Stock are subject to a beneficial ownership limitation such that VOMF may not convert or exercise such securities to the extent that the conversion or exercise would cause VOMF common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. These reported securities do not include equity owned by Vision Capital Advantage Fund, L.P. Thus, the percentage of common stock beneficially owned by Vision Opportunity Master Fund is based on a total of 70,066,992 shares of common stock. The address for Vision Opportunity Master Fund is 20 West 55th Street, Fifth Floor, New York, New York, 10019.

(11)	This number includes 4,000,000 shares of common stock, as converted, and warrants to purchase 4,000,000 shares of common stock held by Total Force International Limited. Thus, the percentage of common stock beneficially owned by Total Force International Limited is based on a total of 52,663,462 shares of common stock. The address for Total Force International Limited is Rm 1604 Wst Tower, Shun Tak Center, Hong Kong.

(12)	This number includes 1,953,730 shares of common stock, as converted, warrants to purchase 2,228,504 shares of common stock and options to purchase 2,104,165 shares of common stock held by the executive officers and directors. Thus, the percentage of common stock beneficially owned by the executive officers and directors is based on a total of 50,949,861 shares of common stock.

(13)	As of March 8, 2010, there were 12,347,563 shares of Series A Preferred Stock outstanding.

(14)	The reported shares of Series A Convertible Preferred Stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 18,741,396 shares of our common stock (the quotient of the liquidation preference amount of $1.00 per share divided by the current conversion price of $0.50 per share times the number of shares of Series A Preferred Stock). The Vision Entities may not acquire shares of common stock upon conversion of the Convertible Preferred Stock to the extent that, upon conversion, the number of shares of common stock beneficially owned by the Vision Entities and its affiliates would exceed 4.99% of the issued and outstanding shares of our common stock; provided, that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

(15)	The reported securities are owned directly by Vision Capital Advantage Fund, L.P. (“VCAF”) include, 885,969 common shares, as well as (all figures given in the aggregate) the 1,918,933 Series A Convertible Preferred Stock convertible into 3,837,866 shares of our common stock. The Series A Convertible Preferred Stock are subject to a beneficial ownership limitation such that VCAF may not convert or exercise such securities to the extent that the conversion or exercise would cause VCAF common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Thus, the percentage of common stock beneficially owned by VCAF is based on a total of 48,501,328 shares of common stock. The address for VCAF is 20 West 55th Street, Fifth Floor, New York, New York, 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following reflects the activity of the related party transactions as of the respective periods.

Accounts Receivable

As of December 31, 2009 and December 31, 2008, the Company has an advance of $28,902 outstanding to Graphion Technology USA LLC, (“Graphion”) that was used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and receivable upon demand.

As of December 31, 2009 and 2008, there were outstanding employee receivables of $6,756 and $4,346, respectively which included $5,486 due from Mr. Nam related to rent at our facility as of December 31, 2009.

Prepaid Expenses

As of December 31, 2009 and 2008, there was $0 and $120,000, respectively of prepaid inventory from Graphion.

Related Party Payables

The Company purchases batteries and research and development parts from Graphion. During the years ended December 31, 2009, 2008 and 2007 the Company purchased $622,589, $635,749 and $0, respectively, of parts and had an outstanding accounts payable balance of $104,931 and $120,749 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, we had related party payable balances of $0 and $2,034,734, respectively. The 2008 related party payable balance was comprised of $1,536,206 due Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive, in addition to $498,528 in advances from Mr. Nam for the Company’s operating requirements.

On February 20, 2009, the Company entered into a settlement agreement with Mr. Lin whereby Mr. Lin released the Company from its obligations to issue certain securities upon the occurrence of certain events, under the agreement dated December 30, 2007, in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206 for investor relations services performed. The Company recorded the value of the shares in related party payables at December 31, 2008. The Company issued the shares on February 20, 2009.

Intangible Assets

On March 31, 2008, the Company paid $1,000,000 to Immersive, one of the Company’s shareholders, to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database.

On March 16, 2009, the Company revised the terms of the agreement to revise the start of the two year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, the Company ceased amortizing the license and will test annually for impairment until the post-production of the data is complete. At December 31, 2009, management performed its annual review to assess potential impairment and deemed the intangible asset to be fully impaired, as management has decided to allocate the resources required to map the data elsewhere. As a result, the remaining value, of $625,000, was fully amortized as of December 31, 2009.

During 2009 and 2008, the Company recorded $625,000 and $375,000, respectively, of amortization expense which is included in general and administrative expenses in the Company financial statements.

On March 31, 2008, the Company paid $1,000,000 to Immersive Media Corporation (“Immersive”), one of the Company’s shareholders, to purchase a GeoImmersive License Agreement giving us the right to resell data in the Immersive mapping database. During 2008, the Company recorded $375,000 of amortization expense.

Notes Payable

Immersive Note

On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders, due on December 31, 2008. The note is secured by all of the Company’s assets. On March 31, 2008, the Company repaid $1,000,000 of the note. In addition, the Company granted 697,639 of warrants exercisable at $1.08 per share of common stock. The warrants are immediately exercisable. The Company recorded a debt discount of $485,897 related to the fair value of the warrants, which was calculated using the Black-Scholes Merton option pricing model. The debt discount was amortized to interest expense over the original term of the promissory note. Amortization of the debt discount was $485,897 for the year ended December 31, 2008.

On December 19, 2008, the Company amended the terms of the note with Immersive to extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. In addition, in the event that the Company receives (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the note shall become immediately due and payable. Pursuant to the terms of the amended promissory note, during the pendency and prior to the closing of an equity offering, Immersive will have the option to convert the outstanding and unpaid principal and accrued interest into units of the Company’s equity at $1.65 per unit, subject to adjustment.

In conjunction with the amendment, the Company also agreed to issue contingent warrants for up to 250,000 shares of common stock, $0.001 par value per share, originally at $2.00 per share, for extending the note. When the Company authorizes and issues the preferred stock, the exercise price will be adjusted pursuant to the terms of the warrant agreement. Immersive received a warrant to purchase 50,000 shares since the note was not repaid by March 31, 2009. For every month that the note remains outstanding thereafter, Immersive shall receive an additional warrant for 16,667 shares. As of December 31, 2009, the Company issued 200,000 of these warrants and recorded a debt discount of $141,663 and amortized approximately $99,126 of the discount to interest expense during the year ended December 31, 2009. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.70 per share.

The various amendments of the note resulted in terms that were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt during the year ended December 31, 2008. There was no gain or loss recognized in connection with the extinguishment.

In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock in connection with an equity offering. As a result of the December 2009 equity offering, the Company recorded the fair value of the conversion feature of $1,802 as a debt discount and will amortize such amount to interest expense over the remaining term of the promissory note. Amortization of the debt discount was not significant for the period ended December 31, 2009. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature will be recorded through earnings at each reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.

As of December 31, 2009 and 2008, the related party note payable balance, net of discount, due Immersive was $958,735 and $1,000,000, respectively.

Vision Opportunity Master Fund, Ltd. Bridge Financing

On December 30, 2009, we sold $3,500,000 in debentures and warrants to Vision Opportunity Master Fund, Ltd. (“Vision”) through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). We issued to Vision, 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $3,500,000.

The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date is December 30, 2010. At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of our Series A Convertible Preferred Stock and a warrant to purchase one share of our common stock. We may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum.

The Purchase Agreement provides that during the 18 months following December 30, 2009, if we or our wholly-owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of our common stock.

The Purchase Agreement also provides that from December 30, 2009 to the date that the Debentures are no longer outstanding, if the Company effects a Subsequent Financing, Vision may elect, in its sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a “$1.00 for $1.00” basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share of common stock. Vision is obligated to elect the Exchange on a $0.90 per $1.00 basis (not a $1.00 for $1.00 basis) if certain conditions regarding the Subsequent financing and other matters are met.

Also pursuant to the Purchase Agreement, Vision received Series G Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of our common stock at an exercise price of $0.70 per share, subject to adjustment. The Warrants have a term of five years after the issue date of December 30, 2009.

The Subsidiary entered into a Subsidiary Guarantee (“Subsidiary Guarantee”) for our benefit to guarantee to Vision the obligations due under the Debentures. We and the Subsidiary also entered into a Security Agreement (“Security Agreement”) with Vision, under which we and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full all obligations under the Debentures and the Subsidiary Guarantee.

On December 30, 2009, we also entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”). Pursuant to the Exchange Agreement, we issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by us to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 in conjunction with the issuance of Series A Preferred Stock, the Company issued Class F warrants to purchase 6,110,000 shares of common stock at $0.70 per share; 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of Series A, B, C, D, E and F warrants previously issued by us to the Vision Parties, the Company recorded a gain of $45,835 related to the exchange of the warrants for preferred stock; and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a Securities Purchase Agreement dated on March 24, 2008 and amended on May 28, 2009. Under the Exchange Agreement, Ki Nam, our Chief Executive Officer and Chairman of the Board of Directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Warrants issued to Vision pursuant to the Purchase Agreement).

The Company, Mr. Nam and Vision Parties also entered into a Stockholders Agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) or one nominee of Vision Parties so long as their ownership of common stock of the Company is 12% or more.

On May 28, 2009, the Company issued to Vision, 10% Debentures, with an aggregate principal value of $600,000. As noted above, these 10% Debentures were cancelled in connection with the December 30, 2009 financing with Vision. Additionally, Vision received Series E Common Stock Purchase Warrants to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Such Series E Common Stock Purchase Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision.

On December 30, 2008, the Company sold $2.2 million in debentures and warrants through a private placement to Vision pursuant to a Securities Purchase Agreement. On December 30, 2009, pursuant to the Exchange Agreement, the Company issued to the Vision Parties, shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest.

The reduction in exercise prices of Series B and C Warrants (which were exchanged on December 30, 2009 for Preferred Stock) was deemed to be a modification and resulted in additional recognition of approximately $79,000 as debt issuance cost at December 31, 2008. Moreover, the Company recorded a total debt discount of $1,215,638 for the effective beneficial conversion feature (“BCF”) of the debenture and debt discount related to the issuance of Series D Warrants (which were exchanged on December 30, 2009 for Preferred Stock), for the year ended December 31, 2008. The debt discount for the Series D Warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants are amortized to interest expense over the one-year life of the note.

The value of the debt discount was allocated between the debentures, the warrants, and the BCF, which amounted to $291,327, $201,222, $1,549,481 and $1,077,652, respectively, for the year ended December 31, 2009, and $607,819 and $607,819, respectively, for 2008. The discount of $3,119,682 and $1,215,638 as of December 31, 2009 and 2008, respectively, related to the warrants and the BCF, is being amortized over the term of the Debentures. The Company amortized $2,317,792 and $2,236 for the years ended December 31, 2009 and 2008. The remaining unamortized warrant and beneficial conversion feature value is recorded as a discount on the Debentures on the accompanying balance sheet.

As of December 31, 2009 and 2008, the related party note payable balance, net of discount, due Vision was $878,102 and $986,598, respectively.

On March 30, 2009, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam agreed to advance the Company up to $1,000,000, including $498,528 that had already been advanced by Mr. Nam for operating capital requirements through December 31, 2008. The line of credit was to remain open until the Company raised $10.0 million in equity. The note bore interest at 10% per annum. In the event the Company received (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note was to become immediately due and payable.

In connection with the loan agreement, the Company agreed to issue warrants to Mr. Nam for the purchase of up to 303,030 shares of the Company’s common stock, $0.001 par value per share, at $2.00 per share, subject to adjustment. The total number of warrants to be issued was dependent on the final amount of the loan. During the year ended December 31, 2009, the Company was advanced $414,963, including accrued interest, under the loan agreement. During the year ended December 31, 2009, 274,774 warrants were issued to Mr. Nam pursuant to the terms of the loan agreement The Company recorded a debt discount of $246,228 related to the estimated fair value of warrants, which was to be amortized as interest expense over the term of the loan agreement. The loan was convertible during the pendency of any current open equity financing round at $1.65 per share, subject to adjustment. Upon conversion, Mr. Nam was to receive additional warrants for the purchase of up to 606,060 shares of the Company’s common stock at $2.00 per share.

In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock in connection with an equity offering (see Note 10). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $443 as a debt discount, which was to be amortized to interest expense over the remaining term of the loan agreement. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was to be recorded through earnings at each reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.

On December 30, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert the balance of the promissory note, including accrued interest, of $976,865 into 976,865 shares of the Company’s Series A Convertible Preferred Stock and warrants to purchase up to 1,953,730 shares of the Company’s common stock, exercisable at $0.70 per share, subject to adjustment. The ability for Mr. Nam to receive additional warrants for up to 606,060 shares of common stock was cancelled.

In connection with the Exchange Agreement, the Company agreed to convert Mr. Nam’s outstanding debt balance of $976,865 at $0.50 per share, which was below the adjusted conversion price pursuant to the terms of the loan agreement. Pursuant to the conversion terms of the loan agreement, Mr. Nam would have received only 313,098 shares of stock. As a result, the Company issued Mr. Nam 663,767 additional shares of the Company’s Series A Convertible Preferred Stock in connection with his debt conversion.

As a result of the Exchange Agreement, the entire debt discount amounting to $246,671 was amortized to interest expense. In addition, as the Company issued shares to Mr. Nam in excess of the number of shares pursuant to the terms of the loan agreement, the Company recorded the fair value of the 663,767 additional shares issued as a loss on debt extinguishment. The amount recorded of $663,767 was included in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Lock-Up Agreement

In connection with the Vision financing, Ki Nam, our Chief Executive Officer and Chairman of the Board of Directors of the Company agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of Vision, any of our common stock equivalents of the Company until August 27, 2010; provided, however, that commencing on August 27, 2010, he may sell up to 1/24ths of the shares of common stock of the Company in each calendar month through December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KMJ Corbin & Company LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008. The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated.

	Years Ended December 31
	2009	2008

Audit Fees	$171,270	$221,180
Audit Related Fees	—
Tax Fees	3,525	2,800
All Other Fees	—

Total	$174,795	$223,980

(1)	Audit Fees — This category includes the audit of our annual financial statements and registration statement filed on Form S-1, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of our financial statements that are not reported as “Audit Fees.”

(3)	Tax Fees — This category consists of tax compliance, tax advice and tax planning work.

(4)	All Other Fees — This category consists of fees for other miscellaneous items.

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

Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws, dated January 16, 2009(5)
3.4	Amendment to Certificate of Incorporation(9)

Exhibit
Number	Description

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(9)
10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006(1)
10.6	Form of Distribution Agreement(1)
10.7	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007(1)
10.8	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)
10.9	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)
10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)
10.11	Promissory Note issued to Immersive Media Corp., dated December 31, 2007(1)
10.12	Common Stock Purchase Warrant issued to Immersive Media Corp., dated December 31, 2007(1)
10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)
10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)
10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)
10.16	Series A Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.17	Series B Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.18	Series C Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.19	GeoImmersive Image Data & Software Licensing Agreement dated July 9, 2008(2)
10.20	Amendment to Promissory Note dated as of December 19, 2008(3)
10.21	Securities Purchase Agreement, dated December 30, 2008(4)
10.22	Form of 10% Secured Convertible Debenture(4)
10.23	Form of Series D Common Stock Purchase Warrant(4)
10.24	Subsidiary Guarantee, dated December 30, 2008(4)
10.25	Security Agreement, dated December 30, 2008(4)
10.26	Form of Lock-up Agreement, dated December 30, 2008(4)
10.27	Director Offer Letter to Mary S. Schott from Company, dated January 16, 2009(5)
10.28	Distribution Agreement, dated November 24, 2008 by and between the Company and CT&T*
10.29	Settlement Agreement dated as of February 20, 2009 by and between the Company on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other.*
10.30	Distribution Agreement dated as of March 20, 2009 by and between the Company and Spear International, Ltd.(6)
10.31	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Company and Immersive Media dated as of March 16, 2009.(7)

Exhibit
Number	Description

10.32	Securities Purchase Agreement dated as of March 31, 2009 by and between the Company and Ki Nam.(7)
10.33	Form of Convertible Promissory Note granted to Ki Nam.(7)
10.34	Form of Warrant granted to Ki Nam.(7)
10.35	Amendment to Debenture, Warrant and Securities Purchase Agreement.(7)
10.36	Securities Purchase Agreement dated as of May 28, 2009(8)
10.37	Form of 10% Secured Convertible Debenture(8)
10.38	Form of Series E Common Stock Purchase Warrant(8) Subsidiary Guarantee dated as of May 28, 2009(8)
10.39	Security Agreement dated as of May 28, 2009(8)
10.40	Form of Amendment to Series B Common Stock Purchase Warrant(8)
10.41	Form of Amendment to Series C Common Stock Purchase Warrant(8)
10.42	Securities Purchase Agreement dated as of December 30, 2009, between the Company and Vision Opportunity Master Fund, Ltd.(8)
10.43	Form of 10% Secured Convertible Debenture issued December 30, 2009.(10)
10.44	Form of Series G Common Stock Purchase Warrant issued December 30, 2009.(10)
10.45	Subsidiary Guarantee dated as of December 30, 2009, by T3 Motion, Ltd.(10)
10.46	Security Agreement dated as of December 30, 2009, among the Company, T3 Motion, Ltd. and Vision Opportunity Master Fund, Ltd.(10)
10.47	Securities Exchange Agreement dated as of December 30, 2009, among the Company, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.(10)
10.48	Lock-Up Agreement dated as of December 30, 2009 between the Company and Ki Nam.(10)
10.49	Stockholders Agreement dated as of December 30, 2009, among the Company, Ki Nam, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.(10)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer*
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009.

(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(8)	Filed with the Company’s Current Report on Form 8-K filed on June 5, 2009.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(10)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.

T3 MOTION, INC.

FINANCIAL INFORMATION TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
T3 Motion, Inc.

We have audited the accompanying consolidated balance sheets of T3 Motion, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T3 Motion, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for years ended December 31, 2009, 2008, and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, the Company has incurred significant operating losses and had negative cash flows from operations since inception and at December 31, 2009, has a working capital deficit of $11,008,404 and an accumulated deficit of $33,062,174. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/  KMJ CORBIN & COMPANY LLP

Costa Mesa, California
March 31, 2010

T3 MOTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,580,798	$1,682,741
Accounts receivable, net of reserves of $37,000 and $27,000, respectively	747,661	1,447,004
Related party receivables	35,658	33,248
Inventories	1,169,216	1,814,469
Prepaid expenses and other current assets	161,997	612,795

Total current assets	4,695,330	5,590,257
Property and equipment, net	868,343	1,197,170
Intangible asset, net	—	625,000
Deposits	495,648	491,761

Total assets	$6,059,321	$7,904,188

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$872,783	$2,260,738
Accrued expenses	1,064,707	785,494
Related party payables	104,931	2,155,483
Derivative liabilities	11,824,476	—
Related party notes payable, net of debt discounts	1,836,837	986,598

Total current liabilities	15,703,734	6,188,313
Long-term liabilities:
Related party note payable	—	1,000,000

Total liabilities	15,703,734	7,188,313

Commitments and contingencies
Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 12,347,563 and no shares issued and outstanding, respectively	12,348	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 44,663,462 and 43,592,428 shares issued and outstanding, respectively	44,664	43,593
Additional paid-in capital	23,356,724	25,043,452
Accumulated deficit	(33,062,174)	(24,375,827)
Accumulated other comprehensive income	4,025	4,657

Total stockholders’ (deficit) equity	(9,644,413)	715,875

Total liabilities and stockholders’ (deficit) equity	$6,059,321	$7,904,188

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2009	2008	2007

Net revenues	$4,644,022	$7,589,265	$1,822,269
Cost of revenues	4,988,118	9,292,876	3,928,525

Gross loss	(344,096)	(1,703,611)	(2,106,256)

Operating expenses:
Sales and marketing	1,927,824	2,290,253	1,724,779
Research and development	1,395,309	1,376,226	1,243,430
General and administrative	5,126,801	6,250,632	3,454,496

Total operating expenses	8,449,934	9,917,111	6,422,705

Loss from operations	(8,794,030)	(11,620,722)	(8,528,961)

Other income (expense):
Interest income	2,510	55,091	3,239
Other income (expense)	5,565,869	(73,783)	12,426
Interest expense	(3,472,442)	(657,583)	(63,136)

Total other income (expense), net	2,095,937	(676,275)	(47,471)

Loss before provision for income taxes	(6,698,093)	(12,296,997)	(8,576,432)
Provision for income tax	800	800	800

Net loss	(6,698,893)	(12,297,797)	(8,577,232)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(632)	5,434	(777)

Comprehensive loss	$(6,699,525)	$(12,292,363)	$(8,578,009)

Net loss per share:
Basic and diluted	$(0.15)	$(0.29)	$(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	44,445,042	42,387,549	35,223,795

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

							Other
		Preferred		Common			Comprehensive
	Preferred	Stock	Common	Stock	Additional	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Loss)	(Deficit) Equity

Balance, January 1, 2007	—		33,921,212	$33,921	$2,261,079	$(3,500,798)	$—	$(1,205,798)
Issuance of common stock for cash, net of issuance costs of $210,000	—	—	2,911,622	2,912	3,385,088	—	—	3,388,000
Issuance of common stock for a note receivable	—	—	2,298,851	2,299	1,997,701	—	—	2,000,000
Capital contributed by the majority stockholder	—	—	—	—	4,000,000	—	—	4,000,000
Conversion of related-party debt to equity	—	—	—	—	1,673,279	—	—	1,673,279
Value of warrants issued with debt	—	—	—	—	485,897	—	—	485,897
Share-based compensation expense	—	—	—	—	1,927,878	—	—	1,927,878
Foreign currency translation loss	—	—	—	—	—	—	(777)	(777)
Net loss	—	—	—	—	—	(8,577,232)	—	(8,577,232)

Balance, December 31, 2007	—	—	39,131,685	39,132	15,730,922	(12,078,030)	(777)	3,691,247
Issuance of common stock for cash, net of issuance costs of $240,240	—	—	4,420,743	4,421	6,664,742	—	—	6,669,163
Foreign currency translation income	—	—	—	—	—	—	5,434	5,434
Issuance of common stock for outside services	—	—	40,000	40	79,960	—	—	80,000
Value of warrants issued with debt	—	—	—	—	1,215,638	—	—	1,215,638
Value of debt issuance costs	—	—	—	—	79,000	—	—	79,000
Correction of prior year related-party conversion of debt to equity	—	—	—	—	(93,300)	—	—	(93,300)
Share-based compensation expense	—	—	—	—	1,366,490	—	—	1,366,490
Net loss	—	—	—	—	—	(12,297,797)	—	(12,297,797)

Balance, December 31, 2008	—	—	43,592,428	43,593	25,043,452	(24,375,827)	4,657	715,875
Issuance of preferred stock for cash, net of issuance costs of $21,058	2,000,000	2,000	—	—	1,976,942	—	—	1,978,942
Conversion of notes payable and accrued interest to equity	4,031,865	4,032	—	—	4,691,600	—	—	4,695,632
Issuance of preferred stock for anti-dilution	4,051,948	4,052	—	—	(4,052)	—	—	—
Issuance of preferred stock for exchange of warrants	2,263,750	2,264	—	—	1,153,126			1,155,390
Amortization of preferred stock discount related to conversion feature and warrants	—	—	—	—	6,116	(6,116)	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(4,013,085)	(1,981,338)	—	(5,994,423)
Preferred stock discount related to conversion feature and warrants	—	—	—	—	(9,054,851)	—	—	(9,054,851)
Reclassification of derivative liability to equity	—	—	—	—	208,857	—	—	208,857
Issuance of common stock for outside services	—	—	1,071,034	1,071	1,665,135	—	—	1,666,206
Share-based compensation expense	—	—	—	—	1,683,484	—	—	1,683,484
Foreign currency translation loss	—	—	—	—	—	—	(632)	(632)
Net loss	—	—	—	—	—	(6,698,893)	—	(6,698,893)

Balance, December 31, 2009	12,347,563	$12,348	44,663,462	$44,664	$23,356,724	$(33,062,174)	$4,025	$(9,644,413)

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(6,698,893)	$(12,297,797)	$(8,577,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	10,000	3,000	30,000
Depreciation and amortization	989,867	720,206	191,736
Loss on disposal of property and equipment	—	74,516	—
Warranty expense	129,183	417,857	410,795
Share-based compensation expense	1,683,484	1,366,490	1,927,878
Loss on conversion of debt to preferred stock, net	617,932	—	—
Change in fair value of derivative liability	(6,184,151)	—	—
Investor relations expense	130,000	1,406,206	—
Amortization of debt discount	2,919,673	488,133	—
Changes in operating assets and liabilities:
Accounts receivable	689,343	(1,107,819)	(372,185)
Inventories	645,254	(595,375)	(929,387)
Prepaid expenses and other current assets	450,798	(474,328)	19,345
Security deposits	(3,887)	(2,925)	(44,782)
Accounts payable and accrued liabilities	(719,720)	1,105,489	688,606
Related party payables	(15,818)	120,749	—

Net cash used in operating activities	(5,356,937)	(8,775,598)	(6,655,226)

Cash flows from investing activities:
Loans/advances to related parties	(6,756)	(11,685)	(24,563)
Deposits on fixed assets	—	(444,054)	—
Purchases of property and equipment	(36,040)	(619,929)	(756,304)
Repayment of loans/advances to related parties	4,346	3,000	—
Purchase of data license from related party	—	(1,000,000)	—
Proceeds from the sale of property and equipment	—	8,900	—

Net cash used in investing activities	(38,450)	(2,063,768)	(780,867)

Cash flows from financing activities:
Proceeds from notes payable from related parties	4,514,963	2,200,000	2,000,000
Loans/advances from related parties	—	715,000	4,236,778
Payment of loans from related parties	—	(1,999,762)	(3,562,224)
Repayment of note payable	(199,829)	—	—
Proceeds from the sale of common stock and contributions from stockholder	—	6,669,163	7,388,000
Proceeds from the sale of preferred stock, net of issuance costs	1,978,942	—	—
Proceeds from related party note receivable	—	—	2,300,000

Net cash provided by financing activities	6,294,076	7,584,401	12,362,554

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2009	2008	2007

Effect of exchange rates on cash	(632)	5,434	(777)

Net increase (decrease) in cash and cash equivalents	898,057	(3,249,531)	4,925,684
Cash and cash equivalents, beginning of year	1,682,741	4,932,272	6,588

Cash and cash equivalents, end of year	$2,580,798	$1,682,741	$4,932,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,116	$158,382	$—

Income taxes	$800	$1,600	$800
Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$1,536,206	$—	$2,000,000

Conversion of related party payable to related party notes payable	$498,528	$—	$—

Conversion of accounts payable to note payable	$199,829	$—	$—

Cumulative effect to retained earnings due to adoption of accounting standard	$1,981,338	$—	$—

Cumulative effect to additional paid-in capital due to adoption of accounting standard	$4,013,085	$—	$—

Cumulative effect to debt discount due to adoption of accounting standard	$859,955	$—	$—

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$9,054,851	$—	$—

Conversion of debt and accrued interest to equity	$4,031,865	$—	$—

Reclassification of derivative liability to equity	$208,857	$—	$—

Issuance of preferred stock for exchange of warrants	$1,155,390	$—	$—

Debt discount and warrant liability recorded upon issuance of warrants	$3,510,751	$—	$—

Amortization of preferred stock discount related to conversion feature and warrants	$6,116	$—	$—

Fair value of stock warrants issued with debt	$—	$1,215,638	$485,897

Issuance of preferred stock for anti-dilution	$4,052	$—	$—

Conversion of accrued liability to related-party payable	$—	$210,000	$—

Fair value of loan issue costs	$—	$79,000	$—

Conversion of related-party debt to equity	$—	$(93,300)	$1,673,279

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2009, 2008 and 2007

NOTE 1 —	DESCRIPTION OF BUSINESS

Organization

T3 Motion, Inc. (the “Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures T3 Series vehicles, which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. In September 2009, we introduced the CT Micro Car, the (L.S.V./N.E.V.) four-wheeled electric car.

Going Concern

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy over the next year and sufficiently increases cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at December 31, 2009, the Company has an accumulated deficit of $33,062,174 and a working capital deficit of $11,008,404. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least June 30, 2010. During 2009, the Company has obtained equity financing, net of offering costs, from third parties of approximately $2.0 million, received proceeds from related party notes of approximately $4.5 million and converted related-party notes of approximately $4.0 million to preferred shares (see Notes 8 and 10). The Company plans to raise additional debt and/or equity capital to finance future activities and plans to refinance the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”) due March 31, 2010. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiary, T3 Motion Ltd. (UK) (the “subsidiary”). All significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform with the current year presentation.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to; collectibility of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of stock-based transactions, valuation of derivative liabilities and realizability of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Foreign Currency Translation

The Company measures the financial statements of its foreign subsidiary using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included as a separate component in stockholders’ equity. Gains and losses from foreign currency translations are included in other comprehensive income (loss). Translation gains (losses) of ($632), $5,434 and ($777) were recognized during the years ended December 31, 2009, 2008 and 2007, respectively.

Concentrations of Credit Risk

Cash

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s cash balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At December 31, 2009, the Company had cash deposits of approximately $2.7 million in excess of the FDIC limit.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2009 and 2008, the Company has an allowance for doubtful accounts of $37,000 and $27,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of December 31, 2009 and 2008, two customers accounted for more than 10% of total accounts receivable and no customers accounted for 10% of total accounts receivable, respectively. No customer accounted for more than 10% of net revenues for the years ended December 31, 2009, 2008 and 2007.

Accounts Payable

As of December 31, 2009 and 2008, one vendor accounted for more than 10% of total accounts payable and no one vendor accounted for approximately 10% of total accounts payable, respectively. No customer accounted for more than 10% of purchases for the years ended December 31, 2009, 2008 and 2007.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of their estimated lives or the remaining lease term. Significant renewals and betterments are capitalized. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2009, the Company performed an annual review of its identified intangible asset related to the GeoImmersive license agreement to assess potential impairment. At December 31, 2009, management deemed the intangible asset to be fully impaired, as management has decided to allocate the resources required to map the data elsewhere. As a result, the remaining value was fully amortized as of December 31, 2009 (see Note 5). As of December 31, 2009, the Company does not believe there has been any other impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for its products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables and related party notes payable. The carrying value for all such instruments except related notes payable approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found.

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers. The Company ships with either FOB Shipping Point or Destination terms.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed by the shipping company. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 12), and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

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

Share Based Compensation

The Company maintains a stock option plan (see Note 11) and records expenses attributable to the stock option plan. The Company elected to amortize stock-based compensation for awards granted on or after March 16, 2006 (date of inception) on a straight-line basis over the requisite service (vesting) period for the entire award.

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the accounting standards. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.

Beneficial Conversion Features and Debt Discounts

The convertible features of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF have been recorded as discounts from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company’s common stock.

Income Taxes

The Company accounts for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be realized through future operations.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 50.5 million, 13.8 million, and 6.6 million shares of common stock were outstanding at December 31, 2009, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Years Ended December 31,
	2009	2008	2007

Net loss	$(6,698,893)	$(12,297,797)	$(8,577,232)
Deemed preferred stock dividend	(6,116)	—	—

Net loss applicable to common stockholders	$(6,705,009)	$(12,297,797)	$(8,577,232)

Weighted average number of common shares outstanding:
Basic and diluted	44,445,042	42,387,549	35,223,795
Net loss per share:
Basic and diluted	$(0.15)	$(0.29)	$(0.24)

Research and Development

The Company expenses research and development costs as incurred.

Advertising

Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2009, 2008 and 2007 were $4,226, $28,539 and $73,839, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the year ended December 31, 2009. The revenue from domestic and international sales are shown below.

	For the Years Ended December 31,
	2009	2008	2007

Net revenues:
T3 Domestic	$3,654,290	$6,987,618	$1,682,492
T3 International	963,911	601,647	139,777
CT Domestic	25,821	—	—

Total net revenues	$4,644,022	$7,589,265	$1,822,269

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

New Accounting Standards.  In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures:Improving Disclosures About Fair Value Measurement (“ASU 2010-6”), which affects the disclosures made about recurring and non-recurring fair value measurements. ASU 2010-6 is effective for the Company’s fiscal year beginning January 1, 2010, and for annual and interim periods thereafter. The Company is currently evaluating the impact that ASU 2010-6 will have on its consolidated financial statements.

NOTE 3 —	INVENTORIES

Inventories consist of the following at December 31:

	2009	2008

Raw materials	$959,909	$1,170,278
Work-in-process	91,013	540,260
Finished goods	118,294	103,931

	$1,169,216	$1,814,469

NOTE 4 —	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31:

	2009	2008

Prepaid inventory	$64,744	$355,720
Prepaid expenses and other current assets	97,253	257,075

	$161,997	$612,795

NOTE 5 —	INTANGIBLE ASSET

On March 31, 2008, the Company paid $1,000,000 to Immersive, one of the Company’s shareholders, to purchase a GeoImmersive License Agreement giving the Company the right to resell data in the Immersive mapping database.

On March 16, 2009, the Company revised the terms of the agreement to revise the start of the two year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, the Company ceased amortizing the license and will test annually for impairment until the post-production of the data is complete. At December 31, 2009, management performed its annual review to assess potential impairment and deemed the intangible asset to be fully impaired, as management has decided to allocate the resources required to map the data elsewhere. As a result, the remaining value, of $625,000, was fully amortized as of December 31, 2009.

During 2009 and 2008, the Company recorded $625,000 and $375,000, respectively, of amortization expense which is included in general and administrative expenses in the Company financial statements.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible asset consisted of the following at December 31:

	Estimated
	Useful Life	2009	2008

Geolmmersive License Agreement	2 Years	$1,000,000	$1,000,000
Less: accumulated amortization		(1,000,000)	(375,000)

		$—	$625,000

NOTE 6 —	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2009	2008

Office and computer equipment	$291,874	$290,760
Demonstration vehicles	370,456	368,685
Manufacturing equipment	1,015,320	976,735
Leasehold improvements	108,336	113,765

	1,785,986	1,749,945
Less accumulated depreciation and amortization	(917,643)	(552,775)

	$868,343	$1,197,170

Depreciation and amortization expense consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007

Cost of revenues	$200,151	$176,818	$119,355
General and administrative	164,716	168,388	72,381

	$364,867	$345,206	$191,736

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Current:
Federal	$—	$—	$—
State	800	800	800
Foreign	—	—	—

	800	800	800

Deferred:
Federal	(2,580,732)	(3,799,565)	(2,228,726)
State	(702,405)	(1,108,919)	(591,164)
Foreign	(30,563)	(54,227)	(30,529)

	(3,313,700)	(4,962,711)	(2,850,419)

Less change in valuation allowance	3,313,700	4,962,711	2,850,419

	$800	$800	$800

Income taxes differ from the amounts computed by applying the federal income tax rate of 34.0%. A reconciliation of this difference is as follows:

	2009	2008	2007

Taxes calculated at federal rate	(2,277,629)	$(4,183,747)	(2,915,987)
State tax, net of federal benefit	528	528	528
Exclusion of certain meals and entertainment	4,678	4,033	1,170
Foreign losses — not benefitted	34,638	61,458	34,600
Incentive stock options	572,385	453,197	638,725
Loss on debt conversion	225,686	—	—
Research credits	(36,723)	(135,710)	—
Other, net	35,575	1,496	5,428
Valuation allowance	1,441,662	3,799,545	2,236,336

Net deferred tax asset	$800	$800	800

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred assets as of December 31 are as follows:

	2009	2008

Accruals and reserves	$240,483	$227,081
Basis difference in fixed assets	(70,771)	(102,525)
Stock options	21,109	21,109
Tax credits	353,808	278,458
Net operating loss carryforward	12,075,249	8,882,039

	12,619,878	9,306,162
Valuation allowance — federal	(12,619,878)	(9,306,162)

Net deferred tax asset	$—	$—

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. As of December 31, 2009, the Company has available net operating loss carry forwards of approximately $27.9 million for federal and $28.1 million for state purposes and $0.4 million for foreign purposes which start to expire beginning in 2026 for federal and 2018 for California purposes and carryforward indefinitely for foreign purposes. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership. The Company also has federal and state research and experimentation tax credits of approximately $0.2 million and $0.2 million, respectively, that begin to expire in 2027 for federal purposes and have an indefinite carryforward for state purposes.

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

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting standard and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The accounting standard is effective for fiscal years beginning after December 15, 2006.

The adoption of the accounting standard for uncertainty in income taxes on January 1, 2008, did not require an adjustment to the consolidated financial statements. There were no adjustments required for the year ended December 31, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits (if any) within the income tax expense line in the accompanying condensed consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the condensed consolidated balance sheet.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts consisted of the following at December 31:

	2009	2008

Note payable to Immersive Media Corp., 12% interest rate, net of discount of $41,265 and $0, respectively	$958,735	$1,000,000
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $2,621,898 and $1,213,402, respectively	878,102	986,598

	$1,836,837	$1,986,598

The aggregate annual maturities for related party notes payable in each of the years after December 31, 2009, are as follows:

Year	Related Party Notes Payable

2010	$4,500,000

Immersive Note

On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note is secured by all of the Company’s assets. All unpaid principal and accrued interest was due on December 31, 2008 (see amendment below).

In connection with the issuance of the promissory note, the Company issued a warrant to Immersive for the purchase of 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share. The warrants are immediately exercisable. The Company recorded a debt discount of $485,897 related to the fair value of the warrants, which was calculated using the Black-Scholes Merton option pricing model. The debt discount was amortized to interest expense over the original term of the promissory note. Amortization of the debt discount was $485,897 for the year ended December 31, 2008.

On December 19, 2008, the Company amended the terms of the promissory note with Immersive to, among other things, extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010. The amended terms also provide that in the event the Company receives (i) $10,000,000 or more in a private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the amendment and prior to March 31, 2010, the promissory note shall become immediately due and payable. Pursuant to the terms of the amended promissory note, during the pendency and prior to the closing of an equity offering, Immersive will have the option to convert the outstanding and unpaid principal and accrued interest into units of the Company’s equity at $1.65 per unit, subject to adjustment. Each unit consists of a share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $2.00 per share. In the event the Company issues common stock or common stock equivalents for cash consideration in a subsequent financing at an effective price per share less than the original conversion price, the conversion price will reset.

The amended terms of the note resulted in terms that were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt during the year ended December 31, 2008. There was no gain or loss recognized in connection with the extinguishment.

In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock in connection with an equity offering (see Note 10). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $1,802 as a debt discount and will amortize such amount to interest expense over the remaining term of the promissory note. Amortization of the debt discount was not significant for the period ended December 31, 2009. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature will be recorded through earnings at each

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.

As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 250,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. For every three months that the promissory note is outstanding, the Company will issue Immersive a warrant to purchase 50,000 shares of the Company’s common stock. During the year ended December 31, 2009, the Company issued warrants to Immersive to purchase 200,000 shares of the Company’s common stock. The Company recorded a debt discount of $139,778 related to the estimated fair value of the warrants issued, and amortized approximately $99,043 of the discount to interest expense during the year ended December 31, 2009. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.50 per share (see Note 9 for a discussion on derivative liabilities).

At December 31, 2009 and 2008, the related party note payable balance, net of discount, due Immersive was $958,735 and $1,000,000, respectively.

Vision Opportunity Master Fund, Ltd. Bridge Financing

On December 30, 2009, the Company sold $3,500,000 in debentures and warrants to Vision Opportunity Master Fund, Ltd. (“Vision”) through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The Company issued to Vision, 10% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $3,500,000.

The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date is December 30, 2010. At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of the Company’s Series A Convertible Preferred Stock and a warrant to purchase one share of the common stock. The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum.

The Purchase Agreement provides that during the 18 months following December 30, 2009, if the Company or its wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of its common stock.

The Purchase Agreement also provides that from December 30, 2009 to the date that the Debentures are no longer outstanding, if the Company effects a Subsequent Financing, Vision may elect, in its sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a “$1.00 for $1.00” basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share of common stock. Vision is obligated to elect the Exchange on a $0.90 per $1.00 basis (not a $1.00 for $1.00 basis) if certain conditions regarding the Subsequent Financing and other matters are met.

Also pursuant to the Purchase Agreement, Vision received Series G Common Stock Purchase Warrants (the “Warrants”). Pursuant to the terms of Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of our common stock at an exercise price of $0.70 per share, subject to adjustment. The Warrants have a term of five years after the issue date of December 30, 2009.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Subsidiary entered into a Subsidiary Guarantee (“Subsidiary Guarantee”) for its benefit to guarantee to Vision the obligations due under the Debentures. The Company and the Subsidiary also entered into a Security Agreement (“Security Agreement”) with Vision, under which it and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.

On December 30, 2009, the Company also entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”). Pursuant to the Exchange Agreement, the Company issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by the Company to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 (in conjunction with the issuance of preferred stock, the Company issued Class F warrants to purchase 6,110,000 shares of common stock at $0.70 per share); 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of all Series A, B, C, D, E and F warrants (totalling 10,972,769 shares) previously issued by the Company to the Vision Parties valued at $1,155,390, (the Company recorded a gain of $45,835 related to the exchange of the warrants for preferred stock); and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a Securities Purchase Agreement dated on March 24, 2008 and amended on May 28, 2009.

Under the Exchange Agreement, Ki Nam, Chief Executive Officer and Chairman of the Board of Directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and Series G Common Stock Purchase Warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Warrants issued to Vision pursuant to the Purchase Agreement).

The Company, Mr. Nam and Vision Parties also entered into a Stockholders Agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) or one nominee of Vision Parties so long as their ownership of common stock of the Company is 12% or more.

On May 28, 2009, the Company issued to Vision, 10% Debentures, with an aggregate principal value of $600,000. As noted above, these 10% Debentures were cancelled in connection with the December 30, 2009 financing with Vision. Additionally, Vision received Series E Common Stock Purchase Warrants to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. Such Series E Common Stock Purchase Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision noted above.

On December 30, 2008, the Company sold $2.2 million in debentures and warrants through a private placement to Vision pursuant to a Securities Purchase Agreement. On December 30, 2009, pursuant to the Exchange Agreement noted above, the Company issued to the Vision Parties, shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest.

The debt discount was allocated between the warrants and the effective BCF, of $1,278,873 and $1,840,809, respectively, for the year ended December 31, 2009, and $607,819 and $607,819, respectively, for 2008. The discount of $2,621,898 and $1,213,402 as of December 31, 2009 and 2008, respectively, related to the warrants and the BCF, is being amortized over the term of the Debentures. The Company amortized $2,571,141 and $2,236 for the years ended December 31, 2009 and 2008, respectively. The remaining unamortized warrant and beneficial conversion feature values are recorded as a discount on the Debentures on the accompanying balance sheet.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ki Nam Note

On March 30, 2009, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, whereby, Mr. Nam agreed to advance the Company up to $1,000,000, including $498,528 that had already been advanced by Mr. Nam for operating capital requirements through December 31, 2008. The line of credit was to remain open until the Company raised $10.0 million in equity. The note bore interest at 10% per annum. In the event the Company received (i) $10,000,000 or more in private placement financing or (ii) $15,000,000 or more in equity financing at any time after the date of the loan, the note was to become immediately due and payable.

In connection with the loan agreement, the Company agreed to issue warrants to Mr. Nam for the purchase of up to 303,030 shares of the Company’s common stock, $0.001 par value per share, at $2.00 per share, subject to adjustment. The total number of warrants to be issued was dependent on the final amount of the loan. During the year ended December 31, 2009, the Company was advanced $414,963, including accrued interest, under the loan agreement. During the year ended December 31, 2009, 274,774 warrants were issued to Mr. Nam pursuant to the terms of the loan agreement The Company recorded a debt discount of $246,228 related to the estimated fair value of warrants, which was to be amortized as interest expense over the term of the loan agreement. The loan was convertible during the pendency of any current open equity financing round at $1.65 per share, subject to adjustment. Upon conversion, Mr. Nam was to receive additional warrants for the purchase of up to 606,060 shares of the Company’s common stock at $2.00 per share.

In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock in connection with an equity offering (see Note 10). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $443 as a debt discount, which was to be amortized to interest expense over the remaining term of the loan agreement. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was to be recorded through earnings at each reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.

On December 30, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert the balance of the promissory note, including accrued interest, of $976,865 into 976,865 shares of the Company’s Series A Convertible Preferred Stock and warrants to purchase up to 1,953,730 shares of the Company’s common stock, exercisable at $0.70 per share, subject to adjustment. The ability for Mr. Nam to receive additional warrants for up to 606,060 shares of common stock was cancelled.

In connection with the Exchange Agreement, the Company agreed to convert Mr. Nam’s outstanding debt balance of $976,865 at $0.50 per share, which was below the adjusted conversion price pursuant to the terms of the loan agreement. Pursuant to the conversion terms of the loan agreement, Mr. Nam would have received only 313,098 shares of stock. As a result, the Company issued Mr. Nam 663,767 additional shares of the Company’s Series A Convertible Preferred Stock in connection with his debt conversion.

As a result of the Exchange Agreement, the entire debt discount amounting to $246,671 was amortized to interest expense. In addition, as the Company issued shares to Mr. Nam in excess of the number of shares pursuant to the terms of the loan agreement, the Company recorded the fair value of the 663,767 additional shares issued as a loss on debt extinguishment. The amount recorded of $663,767 was included in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Lock-Up Agreement

In connection with the Vision financing, Ki Nam, our Chief Executive Officer and Chairman of the Board of Directors of the Company agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of Vision, any of our common stock

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents of the Company until August 27, 2010; provided, however, that commencing on August 27, 2010, he may sell up to 1/24th of the shares of common stock of the Company in each calendar month through December 31, 2010.

NOTE 9 —	DERIVATIVE LIABILITIES

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

As a result of the adoption of the accounting standard, 4,562,769 of the Company’s issued and outstanding common stock purchase warrants and embedded conversion features previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had exercise prices ranging from $1.08 to $2.00 and expire between December 2012 and December 2014. Effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants and embedded conversion features, all of which have exercise price reset features and price protection clauses, from equity to liability status as if these warrants and conversion features were treated as derivative liabilities since their date of original issuance ranging from March 2008 through December 2008.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, approximately $4.0 million to a derivative liability to recognize the fair value of such warrants and embedded conversion features, at the original issuance date and reclassified from retained earnings, as a cumulative effect adjustment, approximately $2.0 million to recognize the change in the fair value from original issuance through December 31, 2008, and recorded additional debt discounts of approximately $0.9 million related to the fair value of warrants issued with related party notes outstanding at December 31, 2008.

During 2009, the Company issued 9,928,504 of additional warrants related to convertible debt (see Note 8). The Company estimated the fair value of the warrants at the dates of issuance and a debt discount and derivative liability of $3,510,751 was recorded and will be amortized over the remaining life of the related debt.

During 2009, the Company issued 5,953,730 of additional warrants related to preferred stock (see Note 10). The Company estimated the fair value of the warrants of $1,740,578 at the dates of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount will be recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative will be recorded through earnings at each reporting date.

During 2009, the Company recorded a discount on the issuance of preferred stock and derivative liability of $7,314,273 related to the anti-dilution provision of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative will be recorded through earnings at each reporting date.

During 2009, the amortization of the discounts related to the preferred stock anti-dilution provision and warrants issued was $6,116, which was recorded as a deemed dividend.

The Company has contingent warrants for up to 50,000 shares of common stock, $0.001 par value per share, at $0.70 per share. The warrants are contingent upon a future event. The Company did not recognize the fair value of the total amount of the contingent warrants at the dates of the note agreements as the actual issuance of these warrants is directly contingent upon repayment status of the note to Immersive (see Note 8). The Company will recognize the fair value of the contingent warrants as a debt discount when the contingency is resolved and the related warrants are issued, if any. The debt discount will be amortized to interest expense over the remaining terms of the note agreement.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,	January 1,
	2009	2009

Annual dividend yield	—	—
Expected life (years)	0.25-5	1-5
Risk-free interest rate	0.40%-2.69%	0.57%-1.67%
Expected volatility	84%-159%	104%-159%

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

During the year ended December 31, 2009, the Company exchanged 10,972,769 warrants to 2,263,750 shares of Preferred Stock pursuant to the Exchange Agreement (see Note 8). As a result of the exchange, the Company exchanged warrants with a fair value of $1,201,225 for shares of preferred stock valued at $1,155,390, resulting in a gain on the exchange of $45,835.

During 2009, in connection with the conversion of the Vision Parties and Mr. Nam’s note payable (see Note 8), the Company reclassified the fair value of the derivative liability related to the conversion feature, of $208,857, to additional paid in capital.

During the year ended December 31, 2009, the Company recorded other income of $6,184,151 related to the change in fair value of the warrants and embedded conversion options and is included in other income in the accompanying statement of operations.

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

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis as of December 31, 2009 and January 1, 2009:

	Level 3	Level 3
	Carrying Value	Carrying Value
	December 31,	January 1,
	2009	2009

Embedded conversion options	$8,853,893	$1,237,435
Warrants	2,970,583	5,615,673

	$11,824,476	$6,853,108

Decrease in fair value	$6,184,151

The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—
Cumulative effect of adoption	6,853,108
Issuance of warrants and conversion option	12,565,601
Conversion of debt	(1,410,082)
Change in fair value	(6,184,151)

Balance at December 31, 2009	$11,824,476

NOTE 10 — EQUITY

Series A Convertible Preferred Stock
On August 25, 2009, the Company’s Board of Directors authorized 20,000,000 shares of preferred stock. On November 11, 2009, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock (“Series A Preferred”). Except as otherwise provided in the Series A Certificate or by law, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Series A Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.

Each share of Series A Preferred is convertible at any time and from time to time after the issue date at the holder’s option into two shares of the Company’s common stock (subject to beneficial ownership limitations determined by dividing the Stated Value of such share of Series A Preferred by the Conversion Price (each as defined below).

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

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If, at any time while the Series A Preferred is outstanding, (A) the Company effects any merger or consolidation of the Company with or into another person, (B) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of common stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a “Fundamental Transaction”), then, upon any subsequent conversion of Series A Preferred, the holders shall have the right to receive, for each Conversion Share (as defined in Section 1 of the Series A Certificate) that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock.

In September 2009, the Company offered up to 15,000,000 shares of preferred stock, at a purchase price of $1.00 per share, or up to an aggregate purchase price of $15,000,000, on a “best efforts” basis to selected qualified investors (the “Offering”). The minimum offering was $6,000,000. The proceeds of this Offering will be delivered to the Company at multiple closings. As of December 31, 2009, the Company raised approximately $1,978,942 (net of issuance costs) and issued 2,000,000 shares of preferred stock. In connection with the financing, the Company granted warrants to purchase 4,000,000 shares of common stock, exercisable at $0.90 per share. The warrants are exercisable for five years. The Company used the proceeds for working capital requirements.

On December 30, 2009, the Company entered into a Exchange Agreement with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and warrants to purchase up to 1,953,730 shares of common stock (See Note 8).

On December 30, 2009, the Company entered into a Exchange Agreement with Vision. Pursuant to the Exchange Agreement, the Company issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock (See Note 8).

Common Stock

On November 6, 2009, the Company issued 100,000 shares of its Common Stock in for investor relations services and recorded expense of $50,000.

Pursuant to the consulting agreement dated September 17, 2008, the Company authorized to issue up to 160,000 shares at $2.00 per share, to Investor Relations Group (“IRG”) for investor relationship services to be rendered from September 17, 2008 through September 17, 2009. The shares vest 1/12th each month. The consulting agreement can be cancelled with a 30 day cancellation notice by either party. On June 6, 2009, the Company terminated the agreement with IRG. As of December 31, 2009 and 2008, 40,000 shares and 40,000 shares, respectively, of common stock were issued under the consulting agreement and the fair value of the shares issued and earned of $80,000 and $80,000 was recorded and expensed for 2009 and 2008, respectively.

On February 20, 2009, the Company entered into a settlement agreement with Mr. Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Mr. Lin released the Company from its obligations to issue certain securities upon the occurrence of certain events, under the agreement dated December 30, 2007, in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling $1,536,206 for investor relations services performed. The Company recorded the value of the shares in related party payables at December 31, 2008. The Company issued the shares on February 20, 2009.

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

On March 28, 2008, the Company entered into an agreement with Vision to sell 3,896,104 shares of the Company’s common stock for $6,000,000. The proceeds from the sale were used for working capital requirements, purchase of a data license and to pay down debt. The terms of the agreement stipulate that the Company shall use its best efforts to qualify the common stock for quotation on a trading market as soon as practicable, but in no event later than the later of (a) May 30, 2009, or (b) the 90th day after the effectiveness of the registration statement on Form S-1 registering some or all of the common stock. The shares and warrants have purchase price protection granting Vision the right to receive additional shares calculated on a weighted-average basis for any subsequent financing. In addition, Vision was granted three classes of stock purchase warrants as follows: Series A Stock Purchase Warrants, which granted Vision the right to purchase 1,298,701 shares of common stock at $1.08 per share; Series B Stock Purchase Warrant, which granted Vision the right to purchase 1,298,701 shares of common stock at $1.77 per share; and Series C Stock Purchase Warrant, which granted Vision the right to purchase 1,298,701 shares of common stock at $2.00 per share. All three classes of warrants expire after five years. All Vision warrants were exchanged for preferred stock on December 30, 2009 (see Note 8).

On December 31, 2007, the Company raised $5.0 million through an equity and debt financing transaction with Immersive. The Company issued and sold 1,851,852 shares of common stock at $1.62 per share to Immersive for a total purchase price of $3,000,000. The Company also issued a 12% secured promissory note in the amount of $2,000,000 due December 31, 2008 (see Note 8). In connection with the promissory note, the Company granted warrants to purchase 697,639 shares of common stock, exercisable at $1.081 per share. The warrants are exercisable for five years. Upon the completion of the $3,000,000 equity financing, the Company agreed to pay a third-party consulting firm $210,000 as a finder’s fee.

In addition, during 2007, the Company sold 1,059,770 shares of common stock for $598,000.

NOTE 11 —	STOCK OPTIONS AND WARRANTS

Common Stock Options

On August 15, 2007 the Company adopted the Equity Incentive Plan (the “Plan”), under which direct stock awards or options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company. The Plan is administered by the Board of Directors. The Plan permits the issuance of up to 7,450,000 shares of the Company’s common stock. Options granted under the Plan vest 25% per year over four years and expire 10 years from the date of grant.

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the share-based compensation expense:

	Year Ended December 31,
	2009	2008	2007

Stock compensation expense — cost of revenue	$124,373	124,850	$225,839
Stock compensation expense — sales and marketing	347,556	301,371	419,400
Stock compensation expense — research and development	202,507	140,735	150,737
Stock compensation expense — general and administrative	1,009,048	799,534	1,131,902

Total stock compensation expense	$1,683,484	$1,366,490	$1,927,878

A summary of common stock option activity under the Plan for the year ended December 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Options outstanding — January 1, 2009	6,468,167	0.76
Options granted	160,000	1.40
Options exercised	—	—
Options forfeited	(594,979)	0.82
Options cancelled	—	—

Total options outstanding — December 31, 2009	6,033,188	$0.77	8.10	$—

Options exercisable — December 31, 2009	4,543,442	$0.68	7.99	$—

Options vested and expected to vest — December 31, 2009	5,995,877	$0.77	8.10	$—

Options available for grant under the Plan at December 31, 2009	1,416,812

Weighted average fair value of options granted	$1.23

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding
		Weighted Average	Weighted
		Remaining	Average	Options Exercisable
Exercise		Contractual	Exercise		Weighted Average
Prices	Number of Shares	Life	Price	Number of Shares	Exercise Price
		(In years)

$0.60	4,004,188	8.0	$0.60	3,352,360	$0.60
$0.77	1,000,000	7.9	$0.77	937,500	$0.77
$1.40	954,000	8.9	$1.40	229,624	$1.40
$1.70	75,000	8.7	$1.70	23,958	$1.70

	6,033,188	8.1	$0.77	4,543,442	$0.68

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options and warrants granted by the Company, along with certain other pertinent information:

	Years Ended December 31,
	2009	2008

Expected term (in years)	5.5	6.1
Expected volatility	94% — 100%	93% — 100%
Risk-free interest rate	2.0%	2.2% — 3.4%
Expected dividends	—	—
Forfeiture rate	2.80%	2.80%
Weighted-average grant date fair value per share	$1.03	$1.33

Upon the exercise of common stock options, the Company issues new shares from its authorized shares.

At December 31, 2009, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through 2012 related to unvested common stock options is approximately $1.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.7 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 8 and 13). Such warrants are issued outside of the Plan. A summary of the warrant activity for the year ended December 31, 2009 is presented below:

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life	Value
			(In years)

Warrants outstanding — January 1, 2009	5,380,408	1.48
Warrants granted (See Notes 8 and 10)	16,338,504	0.80
Warrants exercised	—	—
Warrants cancelled (See Note 8)	(10,972,769)	0.88

Warrants outstanding and exercisable-December 31, 2009	10,746,143	$0.87	4.89	$—

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases two facilities in Costa Mesa, California under non-cancelable operating lease agreements that expire in 2010 and 2012, respectively. These leases require monthly lease payments of approximately $9,000 and $27,000 per month, respectively.

Lease expense for the facilities was approximately $448,000, $447,000 and $407,000 for the years ended December 31, 2009, 2008 and 2007.

Future minimum annual payments under these non-cancelable operating leases as of December 31, 2009 are as follows:

Years
Ending
December 31,	Total

2010	$399,000
2011	305,000
2012	209,000

$913,000

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

On June 25, 2008, the Company elected to upgrade or replace approximately 500 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The charges were placed in service between January 2007 and April 2008. The Company is notifying customers informing them of the need for an upgrade and will begin sending out new and/or upgraded chargers (revision E) in July 2008 to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by December 2010.

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheets as of and for the years ended December 31:

	2009	2008

Beginning balance, January 1,	$362,469	$296,000
Charged to cost of revenues	129,183	417,857
Usage	(255,754)	(351,388)

Ending balance, December 31	$235,898	$362,469

Legal Contingency

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. Defendants have disputed Plaintiff’s claims and intend to vigorously defend against them. Indeed, on October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint. The trial in this matter is set for July 30, 2010.

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

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	RELATED PARTY TRANSACTIONS

The following reflects the activity of the related party transactions as of the respective periods.

Accounts Receivable

The Company advanced $28,902 to Graphion Technology USA LLC (“Graphion”) to be used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and due upon demand.

As of December 31, 2009 and 2008, there was an outstanding employee receivable of $6,756 and $4,346, respectively which included $5,486 due from Mr. Nam related to rent at the facility as of December 31, 2009.

Prepaid Expenses

As of December 31, 2009 and 2008, there was $0 and $120,000, respectively, of prepaid inventory from Graphion.

Related Party Payables

The Company purchases batteries and research and development parts from Graphion. During the years ended December 31, 2009, 2008 and 2007, the Company purchased $622,589, $635,749, and $0, respectively of parts and had an outstanding accounts payable balance of $104,931 and $120,749 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, we had related party payable balances of $0 and $2,034,734, respectively. The 2008 related party payable balance was comprised of $1,536,206 due Albert Lin, CEO of Sooner Capital, principal of Maddog and a Director of Immersive in addition to $498,528 in advances from Mr. Nam for the Company’s operating capital requirements (see Notes 8 and 10).

Intangible Asset — see Note 5

Notes Payable — see Note 8

NOTE 14 —	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the consolidated financial statements were issued. There are no reportable subsequent events, except as disclosed below.

On January 25, 2010, the Company engaged PR Financial Marketing LLC, (“PRF”) for investor relations consulting for a period of 36 months. The agreement can be cancelled with a 30 day notice.

On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their shares into 4,000,000 shares of common stock.

On March 31, 2010, the Company extended the Immersive note payable for one month to April 30, 2010 and agreed to reprice their outstanding warrants totalling 947,639 exercise price to $0.70 per share.

As of March 31, 2010, under the terms of the Offering, the Company raised $905,000 through an equity financing transaction. The Company issued and sold 905,000 shares of preferred stock. In connection with the financing, the Company granted warrants to purchase 1,810,000 shares of common stock, exercisable at $0.70 per share. The warrants are exercisable for five years.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC.

By:	/s/ Ki Nam
Ki Nam,
President, Chief Executive Officer and Chief
Operating Officer

Dated: March 31, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Ki Nam Ki Nam	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2010

/s/ Kelly J. Anderson Kelly J. Anderson	Executive Vice President and Chief Financial Officer (principal financial officer)	March 31, 2010

/s/ David Snowden David Snowden	Director	March 31, 2010

/s/ Steven J. Healy Steven J. Healy	Director	March 31, 2010

/s/ Mary S. Schott Mary S. Schott	Director	March 31, 2010

/s/ Robert Thomson Robert Thomson	Director	March 31, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws, dated January 16, 2009(5)
3.4	Amendment to Certificate of Incorporation(9)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(9)
10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006(1)
10.6	Form of Distribution Agreement(1)
10.7	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007(1)
10.8	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)
10.9	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)
10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)
10.11	Promissory Note issued to Immersive Media Corp., dated December 31, 2007(1)
10.12	Common Stock Purchase Warrant issued to Immersive Media Corp., dated December 31, 2007(1)
10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)
10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)
10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)
10.16	Series A Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.17	Series B Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.18	Series C Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.19	GeoImmersive Image Data & Software Licensing Agreement dated July 9, 2008(2)
10.20	Amendment to Promissory Note dated as of December 19, 2008(3)
10.21	Securities Purchase Agreement, dated December 30, 2008(4)
10.22	Form of 10% Secured Convertible Debenture(4)
10.23	Form of Series D Common Stock Purchase Warrant(4)
10.24	Subsidiary Guarantee, dated December 30, 2008(4)
10.25	Security Agreement, dated December 30, 2008(4)
10.26	Form of Lock-up Agreement, dated December 30, 2008(4)
10.27	Director Offer Letter to Mary S. Schott from Company, dated January 16, 2009(5)
10.28	Distribution Agreement, dated November 24, 2008 by and between the Company and CT&T(7)
10.29	Settlement Agreement dated as of February 20, 2009 by and between the Company on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other.(7)

Exhibit
Number	Description

10.30	Distribution Agreement dated as of March 20, 2009 by and between the Company and Spear International, Ltd.(6)
10.31	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Company and Immersive Media dated as of March 16, 2009.(7)
10.32	Securities Purchase Agreement dated as of March 31, 2009 by and between the Company and Ki Nam.(7)
10.33	Form of Convertible Promissory Note granted to Ki Nam.(7)
10.34	Form of Warrant granted to Ki Nam.(7)
10.35	Amendment to Debenture, Warrant and Securities Purchase Agreement.(7)
10.36	Securities Purchase Agreement dated as of May 28, 2009(8)
10.37	Form of 10% Secured Convertible Debenture(8)
10.38	Form of Series E Common Stock Purchase Warrant(8) Subsidiary Guarantee dated as of May 28, 2009(8)
10.39	Security Agreement dated as of May 28, 2009(8)
10.40	Form of Amendment to Series B Common Stock Purchase Warrant(8)
10.41	Form of Amendment to Series C Common Stock Purchase Warrant(8)
10.42	Securities Purchase Agreement dated as of December 30, 2009, between the Company and Vision Opportunity Master Fund, Ltd.(10)
10.43	Form of 10% Secured Convertible Debenture issued December 30, 2009.(10)
10.44	Form of Series G Common Stock Purchase Warrant issued December 30, 2009.(10)
10.45	Subsidiary Guarantee dated as of December 30, 2009, by T3 Motion, Ltd.(10)
10.46	Security Agreement dated as of December 30, 2009, among the Company, T3 Motion, Ltd. and Vision Opportunity Master Fund, Ltd.(10)
10.47	Securities Exchange Agreement dated as of December 30, 2009, among the Company, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.(10)
10.48	Lock-Up Agreement dated as of December 30, 2009 between the Company and Ki Nam.(10)
10.49	Stockholders Agreement dated as of December 30, 2009, among the Company, Ki Nam, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.(10)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer*
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009.

(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(8)	Filed with the Company’s Current Report on Form 8-K filed on June 5, 2009.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(10)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.