Form 10-Q
period 2010-03-31
T3 Motion, Inc.
filed 2010-05-17
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File Number 333-150888
T3 MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2990 Airway Avenue, Suite A	92626
Costa Mesa, California	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of May 17, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 48,538,462.

T3 MOTION, INC.
INDEX TO FORM 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T3 MOTION, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$937,888	$2,580,798
Accounts receivable, net of reserves of $37,000 and $37,000, respectively	937,140	747,661
Related party receivable	35,790	35,658
Inventories	1,288,957	1,169,216
Prepaid expenses and other current assets	553,486	161,997

Total current assets	3,753,261	4,695,330
Property and equipment, net	803,148	868,343
Deposits	495,596	495,648

Total assets	$5,052,005	$6,059,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$877,747	$872,783
Accrued expenses	840,308	1,064,707
Related party payables	—	104,931
Derivative liabilities	11,584,128	11,824,476
Related party notes payable, net of debt discounts	2,157,704	1,836,837

Total liabilities	15,459,887	15,703,734

Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 11,502,563 and 12,347,563 shares issued and outstanding, respectively	11,503	12,348
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,538,462 and 44,663,462 shares issued and outstanding, respectively	48,538	44,664
Additional paid-in capital	25,944,642	23,356,724
Accumulated deficit	(36,416,795)	(33,062,174)
Accumulated other comprehensive income	4,230	4,025

Total stockholders’ deficit	(10,407,882)	(9,644,413)

Total liabilities and stockholders’ deficit	$5,052,005	$6,059,321

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Net revenues	$1,149,426	$1,205,037
Cost of revenues	1,127,449	1,466,267

Gross profit (loss)	21,977	(261,230)

Operating Expenses:
Sales and marketing	427,654	546,404
Research and development	320,506	301,448
General and administrative	1,029,413	1,241,520

Total operating expenses	1,777,573	2,089,372

Loss from operations	(1,755,596)	(2,350,602)

Other income (expense):
Interest income	903	1,615
Other income, net	755,555	165,809
Interest expense	(681,801)	(512,612)

Total other income (expense), net	74,657	(345,188)

Loss before provision for income taxes	(1,680,939)	(2,695,790)
Provision for income taxes	800	800

Net loss	(1,681,739)	(2,696,590)

Deemed dividend to preferred stockholders	(1,672,882)	—

Net loss attributable to common stockholders	$(3,354,621)	$(2,696,590)

Other comprehensive loss:
Foreign currency translation income (loss)	205	(19,941)

Comprehensive loss	$(1,681,534)	$(2,716,531)

Net loss per share:
Basic	$(0.07)	$(0.06)

Diluted	$(0.07)	$(0.06)

Weighted average number of common shares outstanding:
Basic	45,050,960	44,022,097

Diluted	45,050,960	44,022,097

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,681,739)	$(2,696,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,841	91,205
Warranty expense	13,229	39,423
Share-based compensation expense	292,461	409,743
Change in fair value of derivative liabilities	(753,727)	(165,797)
Investor relations expense	—	80,000
Amortization of debt discounts	554,851	390,218
Change in operating assets and liabilities:
Accounts and other receivables	(189,477)	400,320
Inventories	(119,741)	(253,322)
Prepaid expenses and other current assets	(391,490)	244,436
Security deposits	51	(3,784)
Accounts payable and accrued expenses	(232,665)	(29,368)
Related party payable	(104,931)	12,463

Net cash used in operating activities	(2,521,337)	(1,481,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(1,607)	—
Purchases of property and equipment	(26,646)	(1,578)
Repayment of loans/advances to related parties	1,475	4,346

Net cash (used in) provided by investing activities	(26,778)	2,768

CASH FLOWS FROM FINANCING ACTIVITIES:
Rescission of common stock	(250,000)	—
Proceeds from the sale of preferred stock	1,155,000	—

Net cash provided by financing activities	905,000	—

Effect of exchange rate on cash	205	(19,941)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,642,910)	(1,498,226)
CASH AND CASH EQUIVALENTS — beginning of period	2,580,798	1,682,741

CASH AND CASH EQUIVALENTS — end of period	$937,888	$184,515

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Three Months Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,494	$—

Income taxes	$800	$—

Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$—	$1,536,206

Conversion of related party payable to related party notes payable	$—	$498,528

Cumulative effect to retained earnings due to adoption of accounting standard	$—	$1,981,338

Cumulative effect to additional paid-in capital due to adoption of accounting standard	$—	$4,013,085

Cumulative effect to debt discount due to adoption of accounting standard	$—	$859,955

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$1,401,360	$—

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$1,121,965	$—

Debt discount and warrant liability recorded upon issuance of warrants	$233,984	$245,592

Amortization of preferred stock discount related to conversion feature and warrants	$1,672,882	$—

Conversion of preferred stock to common	$4,000	$—

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
Interim Unaudited Condensed Consolidated Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Going Concern
     The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy over the next year and sufficiently increases cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at March 31, 2010, the Company has an accumulated deficit of $36,416,795 and a working capital deficit of $11,706,626. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
     Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least June 30, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Reclassification
     Certain amounts in the 2009 financial statements have been reclassified to conform with the current year presentation.
Use of Estimates
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to; collectibility of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of stock-based transactions, valuation of derivative liabilities and realizability of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. Included in the cash equivalents balance at March 31, 2010 is $105,000 related to proceeds from the sale of preferred stock that is held in an escrow account.
Concentrations of Credit Risk
     As of March 31, 2010 and December 31, 2009, one customer accounted for 13% of total accounts receivable and two customers accounted for more than 10% of total accounts receivable, respectively. One customer accounted for 12% of net revenues for the three months ended March 31, 2010. For the three months ended March 31, 2009, two customers accounted for approximately 22% of total revenues.
     As of March 31, 2010 and December 31, 2009, one vendor accounted for approximately 12% of total accounts payable and one vendor accounted for more than 10% of total accounts payable, respectively. Two vendors accounted for approximately 22% and 57% of purchases for the three months ended March 31, 2010 and 2009, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables and related party notes payable. The carrying value for all such instruments except related party notes payable approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found.
Revenue Recognition
     The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.
     For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers. The Company ships with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed by the shipping company. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 8), and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
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
Share Based Compensation
     The Company maintains a stock option plan (see Note 7) and records expenses attributable to the stock option plan. The Company elected to amortize stock-based compensation for awards granted on or after March 16, 2006 (date of inception) on a straight-line basis over the requisite service (vesting) period for the entire award.
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
Loss Per Share
Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 49.4 million and 14.4 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.
Net loss per basic share is computed as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net loss	$(1,681,739)	$(2,696,590)
Deemed preferred stock dividend	(1,672,882)	—

Net loss applicable to common stockholders	$(3,354,621)	$(2,696,590)

Weighted average number of common shares outstanding:
Basic and diluted	45,050,960	44,022,097
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)

Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three months ended March 31, 2010. The revenue from domestic and international sales are shown below:

	For the Three Months
	Ended March 31,
	2010	2009
	(unaudited)
Net revenues:
T3 Domestic	$1,066,579	$675,029
T3 International	61,697	530,008
CT Domestic	21,150	—

Total net revenues	$1,149,426	$1,205,037

NOTE 2 — INVENTORIES
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Raw materials	$930,350	$959,909
Work-in-process	218,505	91,013
Finished goods	140,102	118,294

	$1,288,957	$1,169,216

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Prepaid inventory	$15,364	$64,744
Vendor Deposits	424,109	47,946
Prepaid expenses and other current assets	114,013	49,307

	$553,486	$161,997

NOTE 4 — RELATED PARTY NOTES PAYABLE
     Related party notes payable, net of discounts consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Note payable to Immersive Media Corp., 12% interest rate, net of discount of $218,709 and $41,265, respectively	$781,291	$958,735
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $2,123,587 and $2,621,898, respectively	1,376,413	878,102

	$2,157,704	$1,836,837

Immersive Note
     On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note was due December 31, 2008 and is secured by all of the Company’s assets.
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
     In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock in connection with an equity offering (see Note 6). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $1,802 as a debt discount and amortized such amount to interest expense through the maturity of the note on March 31, 2010. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was recorded through earnings.
     As of March 31, 2010, the debt discount related to the fair value of the warrants issued and the derivative liability related to the conversion feature were fully amortized.
     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 250,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. During the three months ended March 31, 2010, the Company issued 50,000 warrants under the agreement. The Company recorded a debt discount of $15,274 during the three months ended March 31, 2010 and a total debt discount of $155,938 based on the estimated fair value of the warrants issued, and amortized approximately $56,540 and $9,950 of the discount to interest expense during the three months ended March 31,

2010 and 2009, respectively. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.50 per share (see Note 5 for a discussion on derivative liabilities).
     On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share and its Class D warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, for Class G Warrants to purchase up to 697,639 and 250,000 shares of the Company’s common stock, respectively, each with an exercise price of $0.70 per share. The Company recorded a debt discount and derivative liability of $1,898 based on the incremental increase in the estimated fair value of the re-pricing of the 250,000 warrants. The Company recorded an additional debt discount and derivative liability in the amount of $216,811 based on the estimated fair value of the 697,639 warrants issued. No amounts were amortized during the three months ended March 31, 2010. The debt discount was amortized in April 2010.
     The note and accrued interest were not repaid in full by April 30, 2010. Per the agreement, the maturity date was extended to March 31, 2011 and the Company will issue Class G Warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share. The interest rate compounded annually was amended to 15%. The terms of the Class G Warrants are substantially similar to prior Class G warrants issued by the Company.
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
     The debt discount was allocated between the warrants and the effective beneficial conversion feature, of $1,077,651 and $1,549,482, respectively, for the year ended December 31, 2009. The discount is being amortized over the term of the Debentures. The Company amortized $498,311 and $0 for the three months ended March 31, 2010 and 2009, respectively. The remaining unamortized warrant and beneficial conversion feature values are recorded as a discount on the Debentures in the accompanying condensed consolidated balance sheets.
     During the three months ended March 31, 2009, the Company amortized $366,621 of interest expense related to a debt discount on a different note to Vision that was ultimately exchanged for shares of the Company’s Preferred Stock.
Lock-Up Agreement
     In connection with the Vision financing, Ki Nam, the Chief Executive Officer and Chairman of the Board of Directors of the Company agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of Vision, any of our common stock equivalents of the Company until August 27, 2010; provided, however, that commencing on August 27, 2010, he may sell up to 1/24th of the shares of common stock of the Company in each calendar month through February 28, 2011.
NOTE 5 — DERIVATIVE LIABILITIES
     During the three months ended March 31, 2010, the Company issued 2,310,000 of warrants related to the issuance of preferred stock (see Note 6). The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a reduction in additional paid-in capital and a derivative liability. The change in fair value of the derivative will be recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the conversion feature of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date.
      During the three months March 31, 2010, the Company recorded additional debt discount and derivative liability in the amount of $218,709 related to the Immersive transaction (see Note 4).
     For the three months ended March 31, 2010, the amortization of the discount related to the preferred stock anti-dilution provision was $573,140, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock (see Note 6). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742, as a deemed dividend.
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

March 31,
2010
(unaudited)
Annual dividend yield	—
Expected life (years)	0.75-5
Risk-free interest rate	0.41%-2.55%
Expected volatility	85%-117%
     During the three months ended March 31, 2010 and 2009, the Company recorded other income of $753,727 and $165,797, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income in the accompanying condensed consolidated statements of operations.
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
     The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis.

	Level 3	Level 3
	Carrying Value	Carrying Value
	March 31,	December 31,
	2010	2009
	(unaudited)
Embedded conversion options	$7,655,913	$8,853,893
Warrants	3,928,215	2,970,583

	$11,584,128	$11,824,476

Decrease in fair value	$753,727

     The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs (unaudited):

Balance at January 1, 2010	$11,824,476
Issuance of warrants and conversion option	1,635,344
Reclassification to equity due to conversion of preferred stock	(1,121,965)
Change in fair value	(753,727)

Balance at March 31, 2010	$11,584,128

NOTE 6 — EQUITY
Series A Convertible Preferred Stock
     The Company’s Board of Directors has authorized 20,000,000 shares of preferred stock. Except as otherwise provided in the Series A Certificate or by law, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Series A Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.
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
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock.
     During the three months ended March 31, 2010, under the terms of the Offering, the Company issued and sold 1,155,000 shares of preferred stock through an equity financing transaction. In connection with the financing, the Company granted warrants to purchase 2,310,000 shares of common stock, exercisable at $0.70 per share. The warrants are exercisable for five years (See Note 5 for additional discussion).
Common Stock
     In September 2008, the Company sold to Piedmont Select Equity Fund (“Piedmont”) 125,000 shares of its common stock at $2.00 per share for an aggregate price of $250,000. In December 2008, the Company entered into a rescission agreement with Piedmont in which it agreed to rescind the Piedmont’s stock purchase so long as affiliates of Piedmont were to purchase at least $250,000 of Company equity securities. In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of the Company’s Series A Preferred Stock at $1.00 per share and warrants to purchase 500,000 shares of Company common stock for an aggregate purchase price of $250,000. Each Series A Preferred Stock may be converted into two shares of Company common stock. Concurrent with the closing of such offering, the Company rescinded the purchase of the 125,000 shares of common stock. Piedmont delivered the stock certificate for 125,000 shares to the Company and the Company returned the original purchase price of $250,000 to Piedmont.
NOTE 7 — STOCK OPTIONS AND WARRANTS
Common Stock Options
     The following table sets forth the share-based compensation expense (unaudited):

	The Three Months Ended
	March 31,
	2010	2009
Stock compensation expense — cost of revenue	$25,310	32,963
Stock compensation expense — sales and marketing	45,833	86,456
Stock compensation expense — research and development	45,831	51,242
Stock compensation expense — general and administrative	175,487	239,082

Total stock compensation expense	$292,461	$409,743

     A summary of common stock option activity under the Plan for the three months ended March 31, 2010 is presented below (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding — January 1, 2010	6,033,188	0.77
Options granted	—	—
Options exercised	—	—
Options forfeited	(349,060)	0.88
Options cancelled	—	—

Total options outstanding — March 31, 2010	5,684,128	$0.76	7.85	$—

Options exercisable — March 31, 2010	4,944,502	$0.71	7.79	$—

Options vested and expected to vest — March 31, 2010	5,664,727	$0.76	7.85	$—

Options available for grant under the Plan at March 31, 2010	1,765,872

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2010 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
		Remaining	Average
		Contractual	Exercise		Weighted Average
Exercise Prices	Number of Shares	Life	Price	Number of Shares	Exercise Price
	(In years)
$0.60	3,770,335	7.71	$0.60	3,490,249	$0.60
$0.77	1,000,000	7.70	$0.77	1,000,000	$0.77
$1.40	854,418	8.61	$1.40	426,128	$1.40
$1.70	59,375	8.43	$1.70	28,125	$1.70

	5,684,128	7.85	$0.76	4,944,502	$0.71

     At March 31, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through 2012 related to unvested common stock options is approximately $1.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
     From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 4 and 6). Such warrants are issued outside of the Plan. A summary of the warrant activity for the three months ended March 31, 2010 is presented below (unaudited):

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life	Value
		(In years)
Warrants outstanding — January 1, 2010	10,746,143	$0.87	4.89
Warrants granted (See Notes 4 and 6)	3,307,639	$0.70
Warrants exercised	—	—
Warrants cancelled	(947,639)	$0.93

Warrants outstanding and exercisable-March 31, 2010	13,106,143	$0.80	4.54	$—

NOTE 8 — COMMITMENTS AND CONTINGENCIES
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

     On June 25, 2008, the Company elected to upgrade or replace approximately 500 external chargers (revision D or older) that were produced due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The charges were placed in service between January 2007 and April 2008. The Company is notifying customers informing them of the need for an upgrade and will begin sending out new and/or upgraded chargers (revision E) to replace all existing revision D or older chargers that are in the field. After all the upgrades are complete, any remaining returned chargers will be upgraded to revision E and resold as refurbished units. The Company did not include any potential revenue from re-sales in the estimate. The total costs of upgrading or replacing these chargers are estimated to be approximately $78,000. The Company anticipates that all of the chargers will be upgraded or replaced by December 2010.
     The following table presents the changes in the product warranty accrual for the three months ended March 31 (unaudited):

	2010	2009
Beginning balance, January 1,	$235,898	$362,469
Charged to cost of revenues	13,229	39,423
Usage	(33,978)	(116,447)

Ending balance, March 31	$215,149	$285,445

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
NOTE 9 — RELATED PARTY TRANSACTIONS
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
     As of March 31, 2010 and December 31, 2009, there were outstanding related party receivables of $6,888 and $6,756, respectively, which primarily related to receivables due from Mr. Nam for rent at the facility.
Related Party Payables
     The Company purchases batteries and research and development parts from Graphion. During the three months ended March 31, 2010 and 2009, the Company purchased $0 and $513,179, respectively, of parts and had an outstanding accounts payable balance of $0 and $104,931 at March 31, 2010 and December 31, 2009, respectively.
Notes Payable — see Note 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the recently filed Annual Report on Form 10-K for the year ended December 31, 2009.
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
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following is an update to the critical accounting policies and estimates.
     Going Concern
     The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy over the next year and sufficiently increases cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at March 31, 2010, the Company has an accumulated deficit of $36,416,795 and a working capital deficit of $11,706,626. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
          Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least June 30, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. Included in the cash equivalents balance at March 31, 2010 is $105,000 related to proceeds from the sale of preferred stock that is held in an escrow account.
Concentrations of Credit Risk
     As of March 31, 2010 and December 31, 2009, one customer accounted for 13% of total accounts receivable and two customers accounted for more than 10% of total accounts receivable, respectively. One customer accounted for more than 12% of net revenues for the three months ended March 31, 2010. For the three months ended March 31, 2009, two customers accounted for approximately 22% of total revenues.
     As of March 31, 2010 and December 31, 2009, one vendor accounted for approximately 12% of total accounts payable and one vendor accounted for more than 10% of total accounts payable, respectively. Two vendors accounted for approximately 22% and 57% of purchases for the three months ended March 31, 2010 and 2009, respectively.
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
Revenue Recognition
     The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.
     For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped for customers. The Company ships with either FOB Shipping Point or Destination terms.

Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed by the shipping company. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first, and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
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
Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three months ended March 31, 2010. The revenue from domestic and international sales are shown below:

	For the Three Months
	Ended March 31,
	2010	2009
	(unaudited)
Net revenues:
T3 Domestic	$1,066,579	$675,029
T3 International	61,697	530,008
CT Domestic	21,150	—

Total net revenues	$1,149,426	$1,205,037

Derivative Liability
     During the three months ended March 31, 2010, the Company issued 2,310,000 of warrants related to the issuance of preferred stock (see Note 6). The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a derivative liability. The change in fair value of the derivative will be recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During the three months ended March 31, 2010, the Company recorded additional debt discount and derivative liability in the amount of $218,709 related to the Immersive transaction (see Note 4.)
     For the three months ended March 31, 2010, the amortization of the discount related to the preferred stock anti-dilution provision was $573,140, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock (see Note 6). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid in capital and the balance of the discount of $1,099,742, as a deemed dividend.
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

Loss Per Share
     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 49.4 million and 14.4 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.
Net loss per basic share is computed as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net loss	$(1,681,739)	$(2,696,590)
Deemed preferred stock dividend	(1,672,882)	—

Net loss applicable to common stockholders	$(3,354,621)	$(2,696,590)

Weighted average number of common shares outstanding:
Basic and diluted	45,050,960	44,022,097
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)

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

Result of Operations
     The following table sets forth the results of our operations for the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net revenues	$1,149,426	$1,205,037
Cost of revenues	1,127,449	1,466,267

Gross profit (loss)	21,977	(261,230)

Operating Expenses:
Sales and marketing	427,654	546,404
Research and development	320,506	301,448
General and administrative	1,029,413	1,241,520

Total operating expenses	1,777,573	2,089,372

Loss from operations	(1,755,596)	(2,350,602)

Other income (expense):
Interest income	903	1,615
Other income, net	755,555	165,809
Interest expense	(681,801)	(512,612)

Total other income (expense), net	74,657	(345,188)

Loss before provision for income taxes	(1,680,939)	(2,695,790)
Provision for income taxes	800	800

Net loss	(1,681,739)	(2,696,590)

Deemed dividend to preferred stockholders	(1,672,882)	—

Net loss attributable to common stockholders	$(3,354,621)	$(2,696,590)

Other comprehensive loss:
Foreign currency translation income (loss)	205	(19,941)

Comprehensive loss	$1,681,534	$(2,716,531)

Net loss per share:
Basic	$(0.07)	$(0.06)

Diluted	$(0.07)	$(0.06)

Weighted average number of common shares outstanding:
Basic	45,050,960	44,022,097

Diluted	45,050,960	44,022,097

     Net revenues. Revenues are primarily from sales of the T3 Series, CT Micro Car, power modules, chargers and related accessories. Revenues decreased $55,611, or 4.6%, to $1,149,426 for the three months ended March 31, 2010, compared to the same period of the prior year. The decrease is primarily due to adverse conditions in the global economy and disruption in the financial markets. Due to the current economic conditions, our customers have deferred purchasing decisions, thereby lengthening our sales cycles, offset in part by increased service revenue and the introduction of the CT Micro Car.
     Cost of revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of revenues decreased $338,818, or 23.1%, to $1,127,449 for the three months ended March 31, 2010, compared to the same period of the prior year. This decrease in cost of revenues is primarily attributable to management’s cost reduction strategy.
     Gross income (loss). During 2010, management has continued to source lower product costs, increase production efficiencies, and achieving lower warranty experience rates resulting in gross profit of $21,977 for the three months ended March 31, 2010, compared to a gross loss of ($261,230) for the same period of the prior year. Management has and will continue to evaluate the processes and materials to reduce the costs of revenues over the next year. Gross income (loss) margin was 1.9% and (21.7%), respectively, for the three months ended March 31, 2010 and 2009.
     Sales and marketing. Sales and marketing decreased by $118,750 or 21.7%, to $427,654 for the three months ended March 31, 2010, compared to the same period of the prior year. The decrease in sales and marketing expense is attributable to reduction in salaries and commissions and decreases in trade show and travel expenses.
     Research and development. Research and development costs includes development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as outside services costs. Research and development expense increased by $19,058 or 6.3%, to $320,506 for the three months ended March 31, 2010, compared to the same period of the prior year.
     General and administrative. General and administrative expenses decreased $212,107, or 17.1%, to $1,029,413, for the three months ended March 31, 2010 compared to the same period of the prior year. The decrease was primarily due to decreases in salaries, legal, and accounting compliance costs.
     Other income (expense). Other income increased $589,746, or 355.7% to $755,555 for the three months ended March 31, 2010 primarily due to the change in the fair value of the derivative liabilities due to the adoption of the accounting standard in 2009 when compared to the same period of the prior year.
     Interest expense. Interest expense increased $169,189, or 33.0% to $681,801 for the three months ended March 31, 2010 due to increased interest expense from the related party loans and the debt discount associated with the loans compared to the same period of the prior year.
     Net loss. Net loss for the three months ended March 31, 2010, was $1,681,739 or $(0.07) per basic and diluted share compared to $2,696,590, or $(0.06) per basic and diluted share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
     Our principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2009, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $33.0 million and $11.0 million, respectively, as of December 31, 2009, which raises substantial doubt about our ability to continue as a going concern. Management believes that our current and potential sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Until Management achieves our cost reduction strategy over the next year and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, research and development and capital requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements.
     Our principal sources of liquidity are cash and receivables. As of March 31, 2010, cash and cash equivalents were $937,888, or 18.6% of total assets compared to $2,580,798, or 42.6% of total assets as of December 31, 2009. The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities.
Cash Flows
For the three months ended March 31, 2010 and 2009
     Net cash flows used in operating activities for the three months ended March 31, 2010 and 2009, were $2,521,337 and $1,481,053, respectively. For the three months ended March 31, 2010, cash flows used in operating activities related primarily to the net loss of $1,681,739, offset by net non-cash reconciling items of $198,655. Net cash flows used were due in part by increases in accounts receivables, inventories, and other current assets of $189,477, $119,741 and $391,490, respectively, and decreases in accounts payable and related party payables of $232,665 and $104,931, respectively.
     For the three months ended March 31, 2009, cash flows used in operating activities related primarily to the net loss of $2,696,590, offset by net non-cash reconciling items of $844,792. Further contributing to the decrease were increases in inventories and security deposits of $253,322 and $3,784, respectively, and decreases in accounts payable of $29,368. Net cash flows used were offset in part by decreases in accounts receivables and other current assets of $400,320 and $244,436, respectively and increases in related party payables of $12,463.
     Net cash used in investing activities of $26,778 for the three months ended March 31, 2010 related primarily to purchases of property and equipment of $26,646 and loans to related parties of $1,607, offset by repayment of loans to related parties of $1,475.
     Net cash provided by investing activities of $2,768 for the three months ended March 31, 2009 related to repayment of loans from related parties of $4,346, offset by purchases of property and equipment of $1,578.
     Net cash provided by financing activities was $905,000 and $0 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, cash flows provided by financing activities related to proceeds from the sale of preferred stock of $1,155,000, offset by a common stock rescission of $250,000.

     For the three months ended March 31, 2009, there were no cash flows provided by financing activities.
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
     As of March 31, 2010, there were outstanding warrants to purchase 697,639 shares of our common stock at an exercise price of $0.70 per share. The warrants are immediately exercisable. The warrants expire on December 31, 2012. There were 120,000 warrants exercisable at the exercise price of $1.54 per warrant. These warrants expire on March 31, 2013. There were 274,774 warrants exercisable at the exercise price of $2.00 per warrant that expire on March 31, 2014. There were 5,703,730 warrants exercisable at the exercise price of $0.70 per warrant that expire on December 30, 2014. There were 4,000,000 warrants exercisable at the exercise price of $0.70 per warrant that expire on December 30, 2014. There were 1,600,000 warrants exercisable at the exercise price of $0.70 per warrant that expire on February 2, 2015. There were 710,000 warrants exercisable at the exercise price of $0.70 per warrant that expire on March 22, 2015.
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
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
Changes in Internal Control over Financial Reporting
The following change in our internal control over financial reporting was completed during the quarter ended March 31, 2010, and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
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
     Other than the description above, there have been no material developments during the three months ended March 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
Item 1A. Risk Factors
Risks Related to Our Company and Our Industry
There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the Unites States Securities and Exchange Commission, or the SEC, on March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2008, the Company sold Piedmont Select Equity Fund (“Piedmont”) 125,000 shares of its common stock at $2.00 per share for an aggregate price of $250,000.
     In December 2008, the Company entered into a rescission agreement with Piedmont in which it agreed to rescind the Piedmont’s stock purchase so long as affiliates of Piedmont were to purchase at least $250,000 of Company equity securities.
     In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of the Company’s Series A Preferred Stock at $1.00 per share and warrants to purchase 500,000 shares of Company common stock for an aggregate purchase price of $250,000. Each Series A Preferred Stock may be converted into two shares of Company common stock. Concurrent with the closing of such offering, the Company rescinded the purchase of the 125,000 shares of common stock. Piedmont delivered the stock certificate for 125,000 shares to the Company and the Company returned the original purchase price of $250,000 to Piedmont.
     During the three months ended March 31, 2010, under the terms of the Offering, the Company raised $905,000 through an equity financing transaction. The Company issued and sold 905,000 shares of preferred stock. In connection with the financing, the Company granted warrants to purchase 1,810,000 shares of common stock, exercisable at $0.70 per share. The warrants are exercisable for five years.
     On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share and its Class D warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, for Class G Warrants to purchase up to 697,639 and 250,000 shares of the Company’s common stock, respectively, each with an exercise price of $0.70 per share.
     The note and accrued interest were not repaid in full by April 30, 2010. Per the agreement, the maturity date was extended to March 31, 2011 and the Company will issue Class G Warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share. The interest rate compounded annually was amended to 15%. The terms of the Class G Warrants are substantially similar to prior Class G warrants issued by the Company.
Item 3. Defaults Upon Senior Securities.
     None
Item 5. Other Information.
     As described under Item 2, on March 31, 2010, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share and its Class D warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, at an exercise price of $2.00 per share, for Class G Warrants to purchase up to 697,639 and 250,000 shares of the Company’s common stock, respectively, each with an exercise price of $0.70 per share. On April 30, 2010, the Company issued additional Class G Warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share, to Immersive.

Employment Agreement
The Company entered into a written employment agreement with Ms. Kelly Anderson (“Executive”) on April 17, 2010 in which it agree to employ Executive during the term hereof as its Chief Financial Officer. Executive’s term of employment shall continue until December 30, 2011. The Agreement shall automatically renew, annually, upon the terms and conditions set forth herein unless terminated by either party by written notice 60 days prior to the expiration of the then term.
For the period of one year commencing on April 30 2010, the Company shall pay Executive a base salary of $190,000 per annum. During the her employment and any renewal or extension period thereafter, the Executive shall be entitled to receive, on March 15 of each calendar year, an annual bonus based upon an approved budget by the Company’s Board of Directors and/or its Compensation Committee.
If Board determines that the Company does not have sufficient cash available to make the above described cash obligations, the Board shall have the right to make such payments in stock, but at no time shall the cash payment due under the cash obligation fall below one third of the payment obligation.
Executive shall be eligible to participate in any Compensation Plan or Program (401(k) Plan and Stock Option Plan) maintained by the Company in which other Executives or employees of the Company participate, on similar terms. The Company shall provide to the Executive and her family, during the employment with coverage under all employee medical, dental and vision benefit programs, plans or practices adopted by the Company and made available to all employees of the Company. The Executive shall be entitled to four (4) weeks paid vacation in each calendar year (but no more than ten 10 consecutive business days at any given time).
The Company may terminate Executive’s employment at any time for any reason. If Executive’s employment is terminated by the Company other than for Cause (as defined in such agreement), Executive shall receive a severance payment equal to six (6) months’ Base Salary and six (6) months’ benefits, and any earned and/or accrued Bonus, as in effect immediately prior to such termination, payable in accordance with the ordinary payroll practices of the Company, but not less frequently than semi-monthly following such termination of employment.
In the event that Executive’s employment is terminated (i) by the Company for Cause; (ii) by the Executive on a voluntary basis; (iii) as a result of the Executive’s Permanent Disability; or (iv) by the Executive’s death, then Executive or her Estate shall only be entitled to receive Base Salary and Bonuses already earned and accrued through the Termination Date.
In the event of termination by the Executive’s death or Permanent Disability, all such benefits identified herein shall be maintained and in effect for six (6) additional months by the Company. Any and all such unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest.
If Executive’s employment with the Company is terminated by the Company (other than upon the expiration of the Employment terms, for Cause, or by reason of Disability, or upon Executive’s death) at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control, or if the Executive’s employment with the Company is terminated by the Executive for Good Reason (as defined in the Employment Agreement) within six (6) months after a change in control, or if the Executive’s employment with the Company is terminated by the Executive for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then the Company shall pay to the Executive: (i) any accrued, unpaid base salary payable as in effect on the Date of Termination, (ii) any unreimbursed business expenses and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (A) the Executive’s annual rate of base salary, as in effect as of the Date of Termination, plus the Executive’s Target Bonus for the fiscal year of the Company in which the Date of Termination occurs.
In the event the Executive is entitled to the severance benefits, each stock option exercisable for shares of Company Common Stock granted under the Company’s stock incentive plan that is held by the Executive, if then outstanding, shall become immediately vested and exercisable with respect to all of the shares of Company Common Stock subject thereto on the Date of Termination and shall be exercisable in accordance with the provisions of the Company’s stock incentive plan and option agreement pursuant to which such option was granted. In addition, in the event the Executive is entitled to severance benefits, a restricted stock award and restricted shares of the Company Common Stock granted under the Company’s stock incentive plan that is held by the Executive that is subject to a forfeiture, reacquisition or repurchase option held by the Company shall become fully vested, nonforfeitable and no longer subject to reacquisition or repurchase by the Company or other restrictions on the Date of Termination.
The Executive shall not, without the prior written consent of the Company, use or make accessible to any other Person, any Confidential Information pertaining to the business or affairs of the Company, except (i) while employed by the Company, in the business of and for the benefit of the Company, or (ii) when required to do so by applicable law.
The Executive hereby covenants that, during the period commencing on the date hereof and ending on the two (2) year anniversary of the Termination Date (the “Restricted Period”), the Executive and her affiliates shall not directly or indirectly, through any other Person, (i) employ, solicit or induce any individual who is, or was at any time during the one (1) year period prior to the Termination Date, an employee or consultant of the Company, (ii) cause such individual to terminate or refrain from renewing or extending her or her employment by or consulting relationship with the Company, or (iii) cause such individual to become employed by or enter into a consulting relationship with the Company and its affiliates or any other individual, Person or entity.
The Executive and her affiliates shall not solicit, persuade or induce any customer to terminate, reduce or refrain from renewing or extending its contractual or other relationship with the Company in regard to the purchase of products or services, performed, manufactured, marketed or sold by the Company or any other Person. The Executive and her affiliates shall not solicit, persuade or induce any supplier to terminate, reduce or refrain from renewing or extending her, her or its contractual or other relationship with the Company. During the term of her employment, the Executive shall not engage or assist others to engage in a competing business.

Item 6. Exhibits.
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)

3.2	Bylaws(1)

3.3	Amendment to Bylaws, dated January 16, 2009(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(3)

10.1	Amendment No. 2 to Immersive Media Promissory Note*

10.2	Employment agreement with Kelly Anderson May 17, 2010 (Portions of the exhibit has been omitted pursuant to the request for confidential treatment)*

31.1	Section 302 Certificate of Chief Executive Officer*

31.2	Section 302 Certificate of Chief Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer*

32.2	Section 906 Certificate of Chief Financial Officer*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: May 17, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer