Form 10-Q
period 2010-06-30
T3 Motion, Inc.
filed 2010-08-16
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 16, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 48,538,462.

T3 MOTION, INC.
INDEX TO FORM 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,145	$2,580,798
Restricted cash	10,000	—
Accounts receivable, net of reserves of $37,000 and $37,000, respectively	851,773	747,661
Related party receivable	37,964	35,658
Inventories	1,419,228	1,169,216
Prepaid expenses and other current assets	359,588	161,997

Total current assets	2,800,698	4,695,330

Property and equipment, net	716,998	868,343
Deposits	934,409	495,648

Total assets	$4,452,105	$6,059,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,169,863	$872,783
Accrued expenses	1,458,127	1,064,707
Related party payables	50,000	104,931
Derivative liabilities	10,799,797	11,824,476
Related party notes payable, net of debt discount	2,704,256	1,836,837

Total liabilities	16,182,043	15,703,734

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 11,502,563 and 12,347,563 shares issued and outstanding, respectively	11,503	12,348
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,538,462 and 44,663,462 shares issued and outstanding, respectively	48,539	44,664
Additional paid-in capital	26,668,762	23,356,724
Accumulated deficit	(38,463,291)	(33,062,174)
Accumulated other comprehensive income	4,549	4,025

Total stockholders’ deficit	(11,729,938)	(9,644,413)

Total liabilities and stockholders’ deficit	$4,452,105	$6,059,321

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$1,428,532	$1,037,930	$2,577,958	$2,242,967
Cost of net revenues	1,221,824	1,255,747	2,349,273	2,722,014

Gross profit (loss)	206,708	(217,817)	228,685	(479,047)

Operating expenses:
Sales and marketing	442,603	450,750	870,257	997,154
Research and development	431,961	297,413	752,467	598,861
General and administrative	887,571	1,098,666	1,916,984	2,340,186

Total operating expenses	1,762,135	1,846,829	3,539,708	3,936,201

Loss from operations	(1,555,427)	(2,064,646)	(3,311,023)	(4,415,248)

Other income (expense):
Interest income	324	870	1,227	2,485
Other income, net	1,120,226	4,063,128	1,875,781	4,228,937
Interest expense	(1,011,310)	(674,058)	(1,693,111)	(1,186,670)

Total other income, net	109,240	3,389,940	183,897	3,044,752

Income (loss) before provision for income tax	(1,446,187)	1,325,294	(3,127,126)	(1,370,496)
Provision for income tax	—	—	800	800

Net income (loss)	(1,446,187)	1,325,294	(3,127,926)	(1,371,296)

Deemed dividend to preferred stockholders	(600,309)	—	(2,273,191)	—

Net income (loss) attributable to common stockholders	$(2,046,496)	$1,325,294	$(5,401,117)	$(1,371,296)

Other comprehensive income (loss):
Foreign currency translation income (loss)	319	13,909	524	(6,032)

Comprehensive income (loss)	$(1,445,868)	$1,339,203	$(3,127,402)	$(1,377,328)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.04)	$0.03	$(0.12)	$(0.03)

Diluted	$(0.04)	$0.02	$(0.12)	$(0.03)

Weighted average number of common shares outstanding:
Basic	48,538,462	44,563,460	46,804,344	44,332,547

Diluted	48,538,462	48,096,464	46,804,344	44,332,547

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,127,926)	$(1,371,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,640	182,343
Warranty expense	49,134	67,955
Stock compensation expense	416,272	836,305
Change in fair value of derivative liabilities	(1,867,179)	(4,228,937)
Investor relations expense	—	80,000
Amortization of debt discounts	1,430,524	930,878
Change in operating assets and liabilities:
Accounts and other receivables, net	(104,112)	679,729
Inventories	(250,012)	323,220
Prepaid expenses and other current assets	(197,591)	285,264
Deposits	31,838	(3,922)
Purchase of certificate of deposit	(10,000)	—
Accounts payable and accrued expenses	170,767	(30,005)
Related party payables	(104,931)	—

Net cash used in operating activities	(3,379,576)	(2,248,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(20,216)	—
Purchases of property and equipment	(32,295)	(1,578)
Repayment of loans/advances to related parties	17,910	4,346

Net cash (used in) provided by investing activities	(34,601)	2,768

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans/advances from related parties	50,000	—
Recission of common stock	(250,000)	—
Proceeds from the sale of preferred stock, net of issuance costs	1,155,000	—
Proceeds from related party note receivable	—	698,000

Net cash provided by financing activities	955,000	698,000

Effect of exchange rate on cash	524	(6,032)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,458,653)	(1,553,730)
CASH AND CASH EQUIVALENTS — beginning of period	2,580,798	1,682,741

CASH AND CASH EQUIVALENTS — end of period	$122,145	$129,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,118	$10,941

Income taxes	$800	$800

Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$—	$1,536,206

Conversion of related party payable to related party note payable	$—	$498,528

Conversion of accounts payable to note payable	$—	$199,829

Cumulative effect to retained earnings due to adoption of accounting standard	$—	$1,981,338

Cumulative effect to additional paid-in capital due to adoption of accounting standard	$—	$4,013,085

Cumulative effect to debt discount due to adoption of accounting standard	$—	$859,955

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$1,401,360	$—

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$1,121,965	$—

Debt discount and warrant liabiltiy recorded upon issuance of warrants	$563,103	$807,523

Amortization of preferred stock discount related to conversion feature and warrants	$2,273,191	$—

Conversion of preferred stock to common stock	$4,000	$—

Deposits for equipment	$470,599	$—

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS
     T3 Motion, Inc. (the “Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures T3 Series vehicles, which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. We continue to design and introduce products based on modularity of the sub systems we have created. In September 2009, we introduced the CT Micro Car, the (L.S.V./N.E.V.) four-wheeled electric car, and in June 2010, we introduced the GT3, a plug-in hybrid consumer vehicle.
Interim Unaudited Condensed Consolidated Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Going Concern
     The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy and is able to generate sales to realize the benefits of the strategy, over the next year and sufficiently increase cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at June 30, 2010, the Company has an accumulated deficit of $38,463,291 and a working capital deficit of $13,381,345. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
     Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least August 31, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000, has received advances from a shareholder of $440,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board to loan the company up to $2.0 million. The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications
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
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of June 30, 2010 was $10,000.
Concentrations of Credit Risk
     As of June 30, 2010 and December 31, 2009, two customers accounted for 13% and 11% of total accounts receivable, respectively. One customer accounted for 15% and three customers accounted for approximately 41% of net revenues for the three months ended June 30, 2010 and 2009, respectively, and one customer accounted for 10% of net revenues and no single customer accounted for more than 10% of net revenues for the six months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010 and December 31, 2009, one vendor accounted for approximately 12% of total accounts payable and one vendor accounted for 10% of total accounts payable, respectively. One vendor accounted for approximately 12% and 17% of purchases for the three months ended June 30, 2010 and 2009, respectively, and two vendors accounted for approximately 28% of purchases and no single vendor accounted for more than 10% of purchases for the six months ended June 30, 2010 and 2009, respectively.
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
     For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped to customers. The Company ships with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed by the shipping company. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 9), and has no other post-shipment obligations. The Company assesses collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
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
     The Company has executed various distribution agreements whereby the distributors agreed to purchase T3 Series packages (one T3 Series, two power modules, and one charger per package). The terms of the agreements require minimum re-order amounts for the vehicles to be sold through the distributors in specified geographic regions. Under the terms of the agreements, the distributor takes ownership of the vehicles and the Company deems the items sold at delivery to the distributor
Share- Based Compensation
     The Company maintains a stock option plan (see Note 8) and records expenses attributable to the stock option plan. The Company amortizes stock-based compensation for awards granted on or after March 16, 2006 (date of inception) on a straight-line basis over the requisite service (vesting) period for the entire award using Black-Scholes-Merton option pricing model.
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
Business Segments
The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three and six months ended June 30, 2010. The revenue from domestic sales, international sales and CT Micro Car are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenues:
T3 Domestic	$1,313,011	$918,217	$2,379,590	$1,593,246
T3 International	115,521	119,713	177,218	649,721

CT Domestic	—	—	21,150	—

Total net revenues	$1,428,532	$1,037,930	$2,577,958	$2,242,967

NOTE 2 — INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$1,163,821	$959,909
Work-in-process	144,685	91,013
Finished goods	110,722	118,294

	$1,419,228	$1,169,216

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Prepaid inventory	$11,149	$64,744
Vendor deposits	197,107	47,946
Prepaid expenses and other current assets	151,332	49,307

	$359,588	$161,997

NOTE 4 — RELATED PARTY NOTES PAYABLE
     Related party notes payable, net of discounts consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
Note payable to Immersive Media Corp., 15% interest rate, net of discount of $282,229 and $41,265, respectively	$717,771	$958,735
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $1,513,515 and $2,621,898, respectively	1,986,485	878,102

	$2,704,256	$1,836,837

Immersive Note
     On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and is secured by all of the Company’s assets.
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
     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 250,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. During the three months ended March 31, 2010, the Company issued 50,000 warrants under the agreement. The Company recorded a debt discount of $15,274 during the three months ended March 31, 2010 and a total debt discount of $155,938 based on the estimated fair value of the 250,000 warrants issued, and amortized approximately $0, $37,777, $56,540 and $47,727 of the discount to interest expense during the three and six months ended June 30, 2010 and 2009, respectively. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.50 per share (see Note 5 for a discussion on derivative liabilities).
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
     The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G Warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share. The interest rate compounded annually was amended to 15%. The terms of the Class G Warrants are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of the debt discount was $46,891 for the three and six months ended June 30, 2010.
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
     The debt discount was allocated between the warrants and the conversion feature of $1,077,651 and $1,549,482, respectively, for the year ended December 31, 2009. The discount is being amortized over the term of the Debentures. The Company amortized $610,073 and $1,108,384 for the three and six months ended June 30, 2010, respectively. The remaining unamortized warrant and beneficial conversion feature values are recorded as a discount on the Debentures in the accompanying condensed consolidated balance sheets.
     During the three and six months ended June 30, 2009, the Company amortized $426,989 and $793,610, respectively, of interest expense related to a debt discount on a different note to Vision that was ultimately exchanged for shares of the Company’s Preferred Stock.
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
NOTE 5 — DERIVATIVE LIABILITIES
     During the three and six months ended June 30, 2010, the Company recorded additional debt discount and derivative liability in the amount of $329,120 and $563,105, respectively, related to the Immersive transaction (see Note 4).
     During 2010, the Company issued 2,310,000 warrants related to the issuance of preferred stock (see Note 6). The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a reduction in additional paid-in capital and a derivative liability. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the conversion feature of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date. For the three and six months ended June 30, 2010, the amortization of the discount related to the preferred stock anti-dilution provision was $600,309 and $1,173,449, respectively, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock (see Note 6). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the recorded balance of the discount of $1,099,742, as a deemed dividend.
     As of June 30, 2010, the unamortized discount related to the conversion feature of the preferred stock was $5,720,027.
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

June 30,
2010
(unaudited)
Annual dividend yield	—
Expected life (years)	0.50-5
Risk-free interest rate	0.32%-1.79%
Expected volatility	85%-112%
     During the three and six months ended June 30, 2010 and 2009, the Company recorded other income of $1,113,452, $4,063,128, $1,867,179 and $4,228,937, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.
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
     The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis.

	Level 3	Level 3
	Carrying Value	Carrying Value
	June 30,	December 31,
	2010	2009
	(unaudited)
Embedded conversion options	$6,700,636	$8,853,893
Warrants	4,099,161	2,970,583

	$10,799,797	$11,824,476

Decrease in fair value	$1,867,179

     The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs (unaudited):

Balance at January 1, 2010	$11,824,476
Issuance of warrants and conversion option	1,964,465
Reclassification to equity due to conversion of preferred stock	(1,121,965)
Change in fair value	(1,867,179)

Balance at June 30, 2010	$10,799,797

NOTE 6 — EQUITY
Series A Convertible Preferred Stock
     The Company’s Board of Directors has authorized 20,000,000 shares of Series A preferred stock (“Preferred”). Except as otherwise provided in the Series A Certificate or by law, each holder of shares of Preferred shall have no voting rights. As long as any shares of Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Preferred or alter or amend the Series A Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Preferred, (d) increase the number of authorized shares of the Preferred, or (e) enter into any agreement with respect to any of the foregoing.
     Each share of Preferred is convertible at any time and from time to time after the issue date at the holder’s option into two shares of the Company’s common stock (subject to beneficial ownership limitations determined by dividing the Stated Value of such share of Preferred by the Conversion Price (each as defined below).
     Holders of our Preferred are restricted from converting their shares of Preferred to Common Stock if the number of shares of Common Stock to be issued pursuant to such conversion would cause the number of shares of Common Stock beneficially owned by such holder, together with its affiliates, at such time to exceed 4.99% of the then issued and outstanding shares of Common Stock; provided, however, that such holder may waive this limitation upon 61 days’ notice to the Company. The Company has not received any such notice. There are no redemption rights.
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

     If, at any time while the Preferred is outstanding, (A) the Company effects any merger or consolidation of the Company with or into another person, (B) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of common stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a “Fundamental Transaction”), then, upon any subsequent conversion of Preferred, the holders shall have the right to receive, for each Conversion Share (as defined in Section 1 of the Series A Certificate) that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock.
     During 2010, under the terms of the Offering, the Company issued and sold 1,155,000 shares of preferred stock through an equity financing transaction. In connection with the financing, the Company granted warrants to purchase 2,310,000 shares of common stock, exercisable at $0.70 per share. The warrants are exercisable for five years (See Note 5 for additional discussion).
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
NOTE 7 – INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 49.0 million and 15.3 million shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.
The following table sets for the calculation of basic and diluted earnings per share (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator for basic net income (loss) attributable to common stockholders per common share:
Net income (loss)	$(1,446,187)	$1,325,294	$(3,127,926)	$(1,371,296)
Deemed preferred stock dividend	(600,309)	—	(2,273,191)	—

Net income (loss) applicable to common stockholders	(2,046,496)	1,325,294	(5,401,117)	(1,371,296)
Effect of dilutive securities:
Convertible debt -interest expense	—	526,534	—	—

Convertible debt -change in fair value of derivative liabilities	—	(878,953)	—	—

Numerator for diluted net income (loss) attributable to common stockholders per common share:	$(2,046,496)	$972,875	$(5,401,117)	$(1,371,296)

Denominator for basic income (loss) attributable to common stockholders per common share:
Weighted-average shares outstanding	48,538,462	44,563,460	46,804,344	44,332,547
Effect of dilutive securities:
Employee stock options	—	1,884,433	—	—
Convertible debt	—	1,648,571	—	—

Denominator for diluted income (loss) attributable to common stockholders per common share:	48,538,462	48,096,464	46,804,344	44,332,547

Net income (loss) attributable to common stockholders per share:
Basic	$(0.04)	$0.03	$(0.12)	$(0.03)

Diluted	$(0.04)	$0.02	$(0.12)	$(0.03)

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
NOTE 8 — STOCK OPTIONS AND WARRANTS
Equity Incentive Plan
     On August 15, 2007, we adopted the Equity Incentive Plan (the “Plan”), under which direct stock awards or options to acquire shares of our common stock may be granted to employees and nonemployees of the Company. The Plan is administered by our Board of Directors. The Plan permitted the issuance of up to 7,450,000 shares of our common stock. Options granted under the Plan vest 25% per year over four years and expire 10 years from the date of grant. The Company is no longer issuing stock awards or options under the Plan.
Stock Option/Stock Issuance Plan
     During 2010, we adopted the 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”), under which direct stock awards or options to acquire shares of our common stock may be granted to employees and nonemployees of the Company. The 2010 Plan is administered by our Board of Directors. The 2010 Plan permits the issuance of up to 6,500,000 shares of our common stock. Options granted under the 2010 Plan vest 25% per year over four years and expire 10 years from the date of grant.

Common Stock Options
     The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock compensation expense — cost of net revenues	$11,862	$33,108	$37,172	$66,071
Stock compensation expense — sales and marketing	33,675	91,982	79,508	178,438
Stock compensation expense — research and development	15,428	53,003	61,259	104,245
Stock compensation expense — general and administrative	62,846	248,469	238,333	487,551

Total stock compensation expense	$123,811	$426,562	$416,272	$836,305

     A summary of common stock option activity under the Plan for the six months ended June 30, 2010 is presented below (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding — January 1, 2010	6,033,188	$0.77
Options granted	—	—
Options exercised	—	—
Options forfeited	(1,777,188)	0.68
Options cancelled	—	—

Total options outstanding — June 30, 2010	4,256,000	$0.80	7.64	$—

Options exercisable — June 30, 2010	3,630,873	$0.75	7.57	$—

Options vested and expected to vest — June 30, 2010	4,239,451	$0.80	7.64	$—

Options available for grant under the Plan at June 30, 2010	3,194,000

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2010 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number of	Remaining Contractual	Weighted Average	Number of	Weighted Average
Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.6000	2,397,000	7.47	$0.60	2,187,102	$0.60
$0.7700	1,000,000	7.45	$0.77	1,000,000	$0.77
$1.4000	809,000	8.37	$1.40	421,896	$1.40
$1.7000	50,000	8.18	$1.70	21,875	$1.70

	4,256,000	7.64	$0.80	3,630,873	$0.75

     At June 30, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through 2012 related to unvested common stock options is approximately $0.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants
     From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 4 and 6). Such warrants are issued outside of the Plan. A summary of the warrant activity for the six months ended June 30, 2010 is presented below (unaudited):

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life	Value
	(In years)
Warrants outstanding — January 1, 2010	10,746,143	$0.87	4.89
Warrants granted (See Notes 4 and 6)	4,347,639	$0.70
Warrants exercised	—	—
Warrants cancelled	(947,639)	$0.93

Warrants outstanding and exercisable-June 30, 2010	14,146,143	$0.79	4.61	$—

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

     The following table presents the changes in the product warranty accrual for the six months ended June 30 (unaudited):

	2010	2009
Beginning balance, January 1,	$235,898	$362,469
Charged to cost of revenues	49,134	67,955
Usage	(93,666)	(172,887)

Ending balance, June 30	$191,366	$257,537

Legal Contingency
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. T3 agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000 each, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010. At June 30, 2010, the Company has accrued the entire settlement amount in accrued expenses.
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

NOTE 10 — RELATED PARTY TRANSACTIONS
     The following reflects the activity of the related party transactions for the respective periods.
Accounts Receivable
     The Company advanced $28,902 to Graphion Technology USA LLC (“Graphion”) to be used for their operating requirements. Graphion was established by the Company’s Chief Executive Officer and is under common ownership. The advance is non-interest bearing and due upon demand.
     As of June 30, 2010 and December 31, 2009, there were outstanding related party receivables of $9,062 and $6,756, respectively, which primarily related to receivables due from Mr. Nam for rent at the Company’s operating facility.
Related Party Payables
     The Company purchases batteries and research and development parts and services from Graphion. During the three months ended June 30, 2010 and 2009, the Company purchased $100,000, $0, respectively, and purchased $100,000 and $513,179 for the six months ended June 30, 2010 and 2009, respectively, of parts and services and had an outstanding accounts payable balance of $0 and $104,931 at June 30, 2010 and December 31, 2009, respectively.
During the three months ended June 30, 2010, Ki Nam, the Chief Executive Officer, advanced $50,000 to the Company to be used for operating requirements. The Company is currently in the process of negotiating the repayment terms of the advances.
Notes Payable — see Note 4
NOTE 11 – SUBSEQUENT EVENTS
Ki Nam, the Company’s chairman and CEO, advanced the following amounts to the Company for operating requirements:
July 6, 2010 — $100,000
July 7, 2010 — $50,000
July 22, 2010 — $100,000
August 6, 2010 — $140,000
The Company is currently in the process of negotiating the repayment terms of the advances.
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
Overview
     T3 Motion, Inc. (the “Company”, “we” or “us”) was organized on March 16, 2006, under the laws of the state of Delaware. We develop and manufacture the T3 Series which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. We continue to design and introduce products based on modularity of the sub systems we have created. In September 2009, we launched our second product, the CT Micro Car . The Micro Car is another product line to sell to our potential and existing customers. In June 2010, we introduced the GT3, a plug-in hybrid consumer vehicle.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following is an update to the critical accounting policies and estimates.
     Going Concern
     The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy and is able to generate sales to realize the benefits of the strategy over the next year and sufficiently increases cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at June 30, 2010, the Company has an accumulated deficit of $38,463,291 and a working capital deficit of $13,381,345. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
     Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least August 31, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000 has received advances from a shareholder of $440,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board to loan the company up to $2.0 million. The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of June 30, 2010 was $10,000.
Concentrations of Credit Risk
     As of June 30, 2010 and December 31, 2009, two customers accounted for 13% and 11% of total accounts receivable, respectively. One customer accounted for 15% and three customers accounted for approximately 41% of net revenues for the three months ended June 30, 2010 and 2009, respectively, and one customer accounted for 10% of net revenues and no single customer accounted for more than 10% of net revenues for the six months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010 and December 31, 2009, one vendor accounted for approximately 12% of total accounts payable and one vendor accounted for 10% of total accounts payable, respectively. One vendor accounted for approximately 12% and 17% of purchases for the three months ended June 30, 2010 and 2009, respectively, and two vendors accounted for approximately 28% of purchases and no single vendor accounted for more than 10% of purchases for the six months ended June 30, 2010 and 2009, respectively.
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
     For all sales, the Company uses a binding purchase order as evidence of an arrangement. Delivery occurs when goods are shipped to customers. The Company ships with either FOB Shipping Point or Destination terms.
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
Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three and six months ended June 30, 2010. The revenue from domestic sales, international sales and the CT Micro Car are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenues:
T3 Domestic	$1,313,011	$918,217	$2,379,590	$1,593,246
T3 International	115,521	119,713	177,218	649,721

CT Domestic	—	—	21,150	—

Total net revenues	$1,428,532	$1,037,930	$2,577,958	$2,242,967

Derivative Liability
     During the three and six months June 30, 2010, the Company recorded additional debt discount and derivative liability in the amount of $329,120 and $563,103, respectively, related to the Immersive transaction (see Note 4).
     During 2010, the Company issued 2,310,000 warrants related to the issuance of preferred stock (see Note 6). The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a derivative liability. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date. For the three months ended June 30, 2010, the amortization of the discount related to the preferred stock anti-dilution provision was $600,309 and $1,173,449, respectively, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock (see Note 6). As a result of the conversion, the

Company reclassified the balance of the derivative liability of $1,121,965 to additional paid in capital and the balance of the discount of $1,099,742, as a deemed dividend.
     As of June 30, 2010, the unamortized discount related to the conversion feature of the preferred stock was $5,720,027.
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
Income (Loss) Per Share
Basic income (loss) per share is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 49.0 million and 15.3 million shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.
The following table sets for the calculation of basic and diluted earnings per share (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator for basic net income (loss) attributable to common stockholders per common share:
Net income (loss)	$(1,446,187)	$1,325,294	$(3,127,926)	$(1,371,296)
Deemed preferred stock dividend	(600,309)	—	(2,273,191)	—

Net income (loss) applicable to common stockholders	(2,046,496)	1,325,294	(5,401,117)	(1,371,296)
Effect of dilutive securities:
Convertible debt -interest expense	—	526,534	—	—

Convertible debt -change in fair value of derivative liabilities	—	(878,953)	—	—

Numerator for diluted net income (loss) attributable to common stockholders per common share:	$(2,046,496)	$972,875	$(5,401,117)	$(1,371,296)

Denominator for basic income (loss) attributable to common stockholders per common share:
Weighted-average shares outstanding	48,538,462	44,563,460	46,804,344	44,332,547
Effect of dilutive securities:
Employee stock options	—	1,884,433	—	—
Convertible debt	—	1,648,571	—	—

Denominator for diluted income (loss) attributable to common stockholders per common share:	48,538,462	48,096,464	46,804,344	44,332,547

Net income (loss) attributable to common stockholders per share:
Basic	$(0.04)	$0.03	$(0.12)	$(0.03)

Diluted	$(0.04)	$0.02	$(0.12)	$(0.03)

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
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. T3 agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468 through monthly payments of $50,000 each, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010. At June 30, 2010, the Company has accrued the entire settlement amount in accrued expenses.
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

Result of Operations
     The following table sets forth the results of our operations for the three and six months ended June 30, 2010 and 2009 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$1,428,532	$1,037,930	$2,577,958		$2,242,967
Cost of net revenues	1,221,824	1,255,747	2,349,273		2,722,014

Gross profit (loss)	206,708	(217,817)	228,685		(479,047)

Operating expenses:
Sales and marketing	442,603	450,750	870,257		997,154
Research and development	431,961	297,413	752,467		598,861
General and administrative	887,571	1,098,666	1,916,984		2,340,186

Total operating expenses	1,762,135	1,846,829	3,539,708		3,936,201

Loss from operations	(1,555,427)	(2,064,646)	(3,311,023)		(4,415,248)

Other income (expense):
Interest income	324	870	1,227		2,485
Other income, net	1,120,226	4,063,128	1,875,781		4,228,937
Interest expense	(1,011,310)	(674,058)	(1,693,111)		(1,186,670)

Total other income (expense), net	109,240	3,389,940	183,897		3,044,752

Income (loss) before provision for income tax	(1,446,187)	1,325,294	(3,127,126)		(1,370,496)
Provision for income tax	—	—	800		800

Net income (loss)	(1,446,187)	1,325,294	(3,127,926)		(1,371,296)

Deemed dividend to preferred stockholders	(600,309)	—	(2,273,191)		—

Net income (loss) attributable to common stockholders	$(2,046,496)	$1,325,294	$(5,401,117)		$(1,371,296)

Other comprehensive income (loss):
Foreign currency translation income (loss)	319	13,909	524		(6,032)

Comprehensive income (loss)	$(1,445,868)	$1,339,203	$(3,127,402)		$(1,377,328)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.04)	$0.03	$(0.12)	$	(0.03)

Diluted	$(0.04)	$0.02	$(0.12)		$(0.03)

Weighted average number of common shares outstanding
Basic	48,538,462	44,563,460	46,804,344		44,322,547

Diluted	48,538,462	48,096,466	46,804,344		44,322,547

     Net revenues. Net revenues are primarily from sales of the T3 Series, CT Micro Car, power modules, chargers, related accessories and service revenue. Net revenues increased $390,602, or 37.6%, to $1,428,532 for the three months ended June 30, 2010, and increased $334,991, or 14.9% to $2,577,958 for the six months ended June 30, 2010 compared to the same periods of the prior year. The increase is due to a growth in units sold as the economy began to recover, new markets were added, achieving a higher average selling price per unit, and an increase in service sales.

     Cost of revenues. Cost of revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues decreased $33,923, or 2.7%, to $1,221,824 for the three months ended June 30, 2010, and decreased $372,741, or 13.7%, to $2,349,273 for the six months ended June 30, 2010 compared to the same periods of the prior year. This decrease in cost of revenues is primarily attributable to management’s cost reduction strategy and lower warranty cost experience due to increase in product reliability.
     Gross profit (loss). During 2010, management has continued to source lower product costs, increase production efficiencies and achieve lower warranty experience rates resulting in gross profit of $206,708 for the three months ended June 30, 2010, compared to a gross loss of ($217,817) for the same period of the prior year and achieved a gross profit of $228,685 for the six months ended June 30, 2010, compared to a gross loss of ($479,047) for the same period of the prior year. Management has and will continue to evaluate the processes and materials to reduce the costs of net revenues over the next year. Gross income (loss) margin was 14.5% and (21.0%), respectively, for the three months ended June 30, 2010 and 2009 and 8.9% and (21.4%) for the six months ended June 30, 2010, respectively.
     Sales and marketing. Sales and marketing decreased by ($8,147), or (1.8%), to $442,603 for the three months ended June 30, 2010, compared to the same period of the prior year and decreased by ($126,897) ,or (12.7%), to $870,257 for the six months ended June 30, 2010 compared to the same period of the prior year. The decrease in sales and marketing expense is attributable to reduction in salaries and commissions and decreases in trade show and travel expenses.
     Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense increased by $134,548, or 45.2%, to $431,961 for the three months ended June 30, 2010, compared to the same period of the prior year and increased by $153,606, or 25.6%, to $752,467 for the six months ended June 30, 2010 compared to the prior year. The increase was largely in part due to development costs on the GT3, our new hybrid consumer vehicle.
     General and administrative. General and administrative expenses decreased ($211,095), or (19.2%), to $887,571, for the three months ended June 30, 2010 compared to the same period of the prior year and decreased ($423,202), or (18.1%), to $1,916,984 for the six months ended June 30, 2010 compared to the prior year. The decrease was primarily due to decreases in salaries, legal, stock compensation expenses and accounting compliance costs.
     Other income (expense). Other income decreased ($3,280,700), or (96.8%), to $109,240 for the three months ended June 30, 2010 and decreased by ($2,860,855), or (94.0%), to $183,897 for the six months ended June 30, 2010 compared to the prior year. The decrease was primarily due to the change in the fair value of the derivative liabilities and amortization of debt discounts when compared to the same period of the prior year.
     Deemed dividend. During 2010, as a result of the issuance of Series A Convertible Preferred Stock, we recorded a deemed dividend related to the amortization of discounts on the Preferred Stock for the three and six months ended June 30, 2010 in the amount of $600,309 and $2,273,191, respectively. There were no deemed dividends during the three and six months ended June 30, 2009.
     Net income (loss) attributable to common shareholders. Net loss attributable to common shareholders for the three months ended June 30, 2010, was ($2,046,496), or $(0.04) per basic and diluted share compared to an income of $1,325,294, or $0.03 per basic and $0.02 per diluted share, for the same period of the prior year and net loss for the six months ended June 30, 2010 was ($5,401,117), or ($0.12) per basic and diluted share compared to a loss of ($1,371,296) for the same period of the prior year or ($0.03) per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES
     Our principal capital requirements are to fund working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2009, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $33.0 million and $11.0 million, respectively, as of December 31, 2009, which raises substantial doubt about our ability to continue as a going concern. Management believes that our current and potential sources of funds and current liquid assets will allow us to continue as a going concern through at least August 31, 2010.
     During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000 has received advances from a shareholder of $440,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board to loan the company up to $2.0 million. The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Until management achieves our cost reduction strategy and is able to generate sales to realize the benefits of the strategy over the next year and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements. We will continue to raise additional equity and/or financing to meet our working capital requirements.
     Our principal sources of liquidity are cash and receivables. As of June 30, 2010, cash and cash equivalents were $122,145, or 3.0% of total assets compared to $2,580,798, or 42.6% of total assets as of December 31, 2009. The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities.
Cash Flows
For the six months ended June 30, 2010 and 2009
     Net cash used in operating activities for the six months ended June 30, 2010 and 2009 were $3,379,576 and $2,248,466, respectively. For the six months ended June 30, 2010, cash flows used in operating activities related primarily to the net loss of $3,127,926, offset by net non-cash reconciling items of $212,390. Net cash flows used were due in part by increases in accounts receivables, inventories and other current assets of $104,112, $250,012 and $197,591, respectively, a purchase of a certificate of deposit for $10,000, an increase in accounts payable and deposits of $170,767 and $31,838, respectively and a decrease in related party payables of $104,931.
     For the six months ended June 30, 2009, cash flows used in operating activities related primarily to the net loss of $1,371,296, offset by net non-cash reconciling items of $(2,131,456). Net cash flows used were offset in part by decreases in accounts receivables, prepaid expenses and inventories of $679,729, $285,264 and $323,220, respectively.
     Net cash used in investing activities of $34,601 for the six months ended June 30, 2010 related primarily to purchases of property and equipment of $32,295 and loans to related parties of $20,216, offset by repayment of loans to related parties of $17,910.
     Net cash provided by investing activities of $2,768 for the six months ended June 30, 2009 related to repayment of loans from related parties of $4,346, offset by purchases of property and equipment of $1,578.
     Net cash provided by financing activities was $955,000 for the six months ended June 30, 2010. For the six months ended June 30, 2010, cash flows provided by financing activities related to proceeds from the sale of preferred stock of $1,155,000, and a related party payable for $50,000, offset by payments for a common stock rescission of $250,000.
     For the six months ended June 30, 2009, there was $698,000 of proceeds from related party debt provided by financing activities.
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
     The following table is the warrants issued and outstanding as of June 30, 2010:

Warrants Exercisable	Exercise Price	Expiration
120,000	$1.54	3/31/2013
274,774	$2.00	12/29/2014
1,953,730	$0.70	12/29/2014
3,500,000	$0.70	12/30/2014
4,000,000	$0.90	12/30/2014
1,600,000	$0.70	2/2/2015
947,639	$0.70	3/31/2015
710,000	$0.70	3/22/2015
1,040,000	$0.70	4/30/2015
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
We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:
     1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
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

Management has reviewed the financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. T3 agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468.24, through monthly payments of $50,000 each, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010.
     Other than the description above, there have been no material developments during the six months ended June 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
Item 1A. Risk Factors
Risks Related to Our Company and Our Industry
There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the Unites States Securities and Exchange Commission, or the SEC, on March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Immersive note and accrued interest were not repaid in full by April 30, 2010. Per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G Warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share valued at $728,000. The interest rate compounded annually was amended to 15%. The terms of the Class G Warrants are substantially similar to prior Class G warrants issued by the Company. The terms of the Class G Warrants are substantially similar to prior Class G warrants issued by the Company.
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
Employment Agreement
The Company entered into a written employment agreement with Mr. Ki Nam (“Executive”) on August 13, 2010 in which it agree to employ Executive during the term hereof as its Chief Executive Officer. Executive’s term of employment shall continue until December 30, 2011. The agreement shall automatically renew, annually, upon the terms and conditions set forth herein unless terminated by either party by written notice 60 days prior to the expiration of the then term.
For the period of one year commencing on January 31, 2010, the Company shall pay Executive a base salary of $190,000 per annum. During his employment and any renewal or extension period thereafter, the Executive shall be entitled to receive, on March 15 of each calendar year, an annual bonus based upon an approved budget by the Company’s board of directors and/or its compensation committee.
If the Board determines that the Company does not have sufficient cash available to make the above described cash obligations, the Board shall have the right to make such payments in stock, but at no time shall the cash payment due under the cash obligation fall below one third of the payment obligation.
Executive shall be eligible to participate in any compensation plan or program (401(k) plan and stock option plan) maintained by the Company in which other executives or employees of the Company participate, on similar terms. The Company shall provide to the Executive and his family, during the employment with coverage under all employee medical, dental and vision benefit programs, plans or practices adopted by the Company and made available to all employees of the Company. The Executive shall be entitled to four (4) weeks paid vacation in each calendar year (but no more than ten 10 consecutive business days at any given time).
The Company may terminate Executive’s employment at any time for any reason. If Executive’s employment is terminated by the Company other than for Cause (as defined in such agreement), Executive shall receive a severance payment equal to twelve (12) months’ base salary and twelve (12) months’ benefits, and any earned and/or accrued bonus, as in effect immediately prior to such termination, payable in accordance with the ordinary payroll practices of the Company, but not less frequently than semi-monthly following such termination of employment.
In the event that Executive’s employment is terminated (i) by the Company for Cause; (ii) by the Executive on a voluntary basis; (iii) as a result of the Executive’s permanent disability; or (iv) by the Executive’s death, then Executive or his estate shall only be entitled to receive base salary and bonuses already earned and accrued through the last day of the Executive’s employment.
In the event of termination by the Executive’s death or permanent disability, all such benefits identified under the employment agreement shall be maintained and in effect for twelve (12) additional months by the Company. Any and all such unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest.
If Executive’s employment with the Company is terminated by the Company (other than upon the expiration of the Employment terms, for Cause, or by reason of disability, or upon Executive’s death) at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control of the Company (as defined in such agreement), or if the Executive’s employment with the Company is terminated by the Executive for good reason (as defined in such agreement) within six (6) months after a Change in Control, or if the Executive’s employment with the Company is terminated by the Executive for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then the Company shall pay to the Executive: (i) any accrued, unpaid base salary payable as in effect on the date of termination, (ii) any unreimbursed business expenses and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (A) twice the Executive’s annual rate of base salary, as in effect as of the date of termination, plus two times the Executive’s target bonus for the fiscal year of the Company in which the date of termination occurs.

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
The Executive hereby covenants that, during the period commencing on the date thereof and ending on the two (2) year anniversary of the date of the Executive’s termination date, the Executive and his affiliates shall not directly or indirectly, through any others person, (i) employ, solicit or induce any individual who is, or was at any time during the one (1) year period prior to the termination date, an employee or consultant of the Company, (ii) cause such individual to terminate or refrain from renewing or extending his or his employment by or consulting relationship with the Company, or (iii) cause such individual to become employed by or enter into a consulting relationship with the Company and its affiliates or any other individual, person or entity.
The Executive and his affiliates shall not solicit, persuade or induce any customer to terminate, reduce or refrain from renewing or extending its contractual or other relationship with the Company in regard to the purchase of products or services, performed, manufactured, marketed or sold by the Company or any other person. The Executive and his affiliates shall not solicit, persuade or induce any supplier to terminate, reduce or refrain from renewing or extending his, his or its contractual or other relationship with the Company. During the term of his employment, the Executive shall not engage or assist others to engage in a competing business.
Item 6. Exhibits.
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)

3.2	Bylaws(1)

3.3	Amendment to Bylaws, dated January 16, 2009(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(3)

10.1	Employment agreement by and between the Registrant and Ki Nam dated August 13, 2010. (Portions of the exhibit has been omitted pursuant to the request for confidential treatment)*

31.1	Section 302 Certificate of Chief Executive Officer*

31.2	Section 302 Certificate of Chief Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer*

Exhibit
Number	Description
32.2	Section 906 Certificate of Chief Financial Officer*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: August 16, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer