Form 10-Q/A
period 2010-06-30
T3 Motion, Inc.
filed 2010-11-15
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Item 6. Exhibits
INDEX TO EXHIBITS
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
This Amendment No. 1 to the quarterly report on Form 10-Q of T3 Motion, Inc. (the Company) for the fiscal period ended June 30, 2010 is being filed in order to include an unredacted version of Exhibit 10.1

2

Item 6. Exhibits.
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)

3.2	Bylaws(1)

3.3	Amendment to Bylaws, dated January 16, 2009(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(3)

10.1	Employment Agreement by and between the Registrant and Ki Nam dated as of May 17, 2010*

31.1	Section 302 Certificate of Chief Executive Officer*

31.2	Section 302 Certificate of Chief Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer*

32.2	Section 906 Certificate of Chief Financial Officer*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

3

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: November 15, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer

4