Form 10-Q
period 2010-09-30
T3 Motion, Inc.
filed 2010-11-15
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of November 15, 2010, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 48,558,462.

T3 MOTION, INC.
INDEX TO FORM 10-Q
September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,966	$2,580,798
Restricted cash	10,000	—
Accounts receivable, net of allowance of $37,000 and $37,000, respectively	486,806	747,661
Related party receivables	46,392	35,658
Inventories	1,342,170	1,169,216
Prepaid expenses and other current assets	310,323	161,997

Total current assets	2,236,657	4,695,330

Property and equipment, net	638,464	868,343
Deposits	934,374	495,648

Total assets	$3,809,495	$6,059,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,187,909	$872,783
Accrued expenses	1,172,135	1,064,707
Related party payables	610,000	104,931
Note payable	393,468	—
Derivative liabilities	9,846,897	11,824,476
Related party notes payable, net of debt discount	3,350,715	1,836,837

Total liabilities	16,561,124	15,703,734

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 11,502,563 and 12,347,563 shares issued and outstanding, respectively	11,503	12,348
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,558,462 and 44,663,462 shares issued and outstanding, respectively	48,559	44,664
Additional paid-in capital	27,598,677	23,356,724
Accumulated deficit	(40,414,711)	(33,062,174)
Accumulated other comprehensive income	4,343	4,025

Total stockholders’ deficit	(12,751,629)	(9,644,413)

Total liabilities and stock holders’ deficit	$3,809,495	$6,059,321

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$1,047,573	$1,165,859	$3,625,531	$3,408,826
Cost of net revenues	915,922	1,224,988	3,265,195	3,947,002

Gross profit (loss)	131,651	(59,129)	360,336	(538,176)

Operating expenses:
Sales and marketing	435,562	486,127	1,305,819	1,483,281
Research and development	316,759	364,258	1,069,226	963,119
General and administrative	813,786	1,119,985	2,730,770	3,460,171

Total operating expenses	1,566,107	1,970,370	5,105,815	5,906,571

Loss from operations	(1,434,456)	(2,029,499)	(4,745,479)	(6,444,747)

Other income (expense):
Interest income	54	5	1,281	2,490
Other income, net	1,238,138	633,985	3,113,919	4,862,922
Interest expense	(1,066,047)	(874,316)	(2,759,158)	(2,060,986)

Total other income (expense), net	172,145	(240,326)	356,042	2,804,426

Loss before provision for income tax	(1,262,311)	(2,269,825)	(4,389,437)	(3,640,321)
Provision for income tax	—	—	800	800

Net loss	(1,262,311)	(2,269,825)	(4,390,237)	(3,641,121)

Deemed dividend to preferred stockholders	(689,109)	—	(2,962,300)	—

Net loss attributable to common stockholders	$(1,951,420)	$(2,269,825)	$(7,352,537)	$(3,641,121)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(206)	(2,857)	318	(3,175)

Comprehensive loss	$(1,951,626)	$(2,272,682)	$(7,352,219)	$(3,644,296)

Net loss attributable to common stockholders per share:
Basic	$(0.04)	$(0.05)	$(0.16)	$(0.08)

Diluted	$(0.04)	$(0.05)	$(0.16)	$(0.08)

Weighted average number of common shares outstanding:
Basic	48,553,897	44,563,460	47,393,938	44,384,988

Diluted	48,553,897	44,563,460	47,393,938	44,384,988

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,390,237)	$(3,641,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	10,000
Depreciation and amortization	273,524	273,603
Gain on sale of fixed asset	(7,500)	—
Warranty expense	77,144	123,902
Stock compensation expense	647,098	1,260,866
Change in fair value of derivative liabilities	(3,095,754)	(4,862,598)
Investor relations expense	10,000	80,000
Amortization of debt discounts	2,352,658	1,662,091
Change in operating assets and liabilities:
Accounts and other receivables, net	268,355	498,623
Inventories	(172,954)	813,243
Prepaid expenses and other current assets	(148,326)	31,789
Deposits	31,873	(3,886)
Restricted cash	(10,000)	—
Accounts payable and accrued expenses	368,278	154,415
Related party payables	(104,931)	—

Net cash used in operating activities	(3,900,772)	(3,599,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(28,795)	—
Purchases of property and equipment	(43,645)	(10,084)
Repayment of loans/advances to related parties	18,062	4,346

Net cash used in investing activities	(54,378)	(5,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans / advances from related parties	610,000	—
Payments on note payable	(100,000)	—
Recission of common stock	(250,000)	—
Proceeds from the sale of preferred stock, net of issuance costs	1,155,000	1,250,000
Proceeds from related party note receivable	—	939,962

Net cash provided by financing activities	1,415,000	2,189,962

Effect of exchange rate on cash	318	(3,175)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,539,832)	(1,418,024)
CASH AND CASH EQUIVALENTS — beginning of period	2,580,798	1,682,741

CASH AND CASH EQUIVALENTS — end of period	$40,966	$264,717

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,335	$14,096

Income taxes	$800	$800

Supplemental disclosure of non cash activities:
Issuance of common stock for related party payables	$—	$1,536,206

Conversion of related party payable to related party note payable	$—	$498,528

Conversion of accounts payable to note payable	$—	$199,829

Cumulative effect to retained earnings due to adoption of accounting standard	$—	$1,981,338

Cumulative effect to additional paid-in capital due to adoption of accounting standard	$—	$4,013,085

Cumulative effect to debt discount due to adoption of accounting standard	$—	$859,955

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$1,401,360	$—

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$1,121,965	$—

Debt discount and warrant liability recorded upon issuance of warrants	$838,779	$851,277

Amortization of preferred stock discount related to conversion feature and warrants	$2,962,300	$—

Conversion of preferred stock to common stock	$4,000	$—

Deposits for equipment	$470,599	$—

Receivable for sale of equipment	$7,500	$—

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     T3 Motion, Inc. (the “Company”) was organized on March 16, 2006, under the laws of the state of Delaware. The Company develops and manufactures T3 Series vehicles, which are electric three-wheel stand-up vehicles that are directly targeted to the public safety and private security markets. T3 Series have been designed to tackle a host of daily professional functions, from community policing to patrolling of airports, military bases, campuses, malls, public event venues and other high-density areas. The Company continues to design and introduce products based on modularity of the sub systems the Company has created. In September 2009, the Company introduced the CT Micro Car, the (L.S.V./N.E.V.) four-wheeled electric car, and in June 2010, the Company introduced the GT3, a plug-in hybrid consumer vehicle.
Interim Unaudited Condensed Consolidated Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Going Concern
     The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy, is able to generate sales to realize the benefits of the strategy over the next year and sufficiently increase cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at September 30, 2010, the Company has an accumulated deficit of $40,414,711, a working capital deficit of $14,324,467 and a cash balance of $40,966. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
     Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least November 30, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000, has received advances from shareholders of $1,810,000 and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board to loan the company up to $2.0 million and an additional shareholder to loan the Company up to $1.0 million. The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of September 30, 2010 was $10,000.
Concentrations of Credit Risk
     As of September 30, 2010 and December 31, 2009, one customer accounted for approximately 12% and two customers accounted for approximately 11% of total accounts receivable, respectively. Two customers accounted for approximately 23% and one customer accounted for approximately 14% of net revenues for the three months ended September 30, 2010 and 2009, respectively, and no single customer accounted for more than 10% of net revenues for the nine months ended September 30, 2010 and 2009.
     As of September 30, 2010 and December 31, 2009, two vendors accounted for approximately 11% and 12%, respectively, of total accounts payable. One vendor accounted for approximately 23% and 18% of purchases for the three months ended September 30, 2010 and 2009, respectively, and no single vendor accounted for more than 10% of purchases for the nine months ended September 30, 2010 and 2009.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, notes payable, related party notes payable and derivative liabilities. The carrying value for all such instruments, except related party notes payable and derivative liabilities, approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 5).

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
     All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by the Company for shipping and handling are classified as cost of net revenues.
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
Share- Based Compensation
     The Company maintains a stock option plan (see Note 8) and records expenses attributable to the stock option plan. The Company amortizes stock-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award using the Black-Scholes-Merton option pricing model.
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
     In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheets.
     Upon the exercise of common stock options, the Company issues new shares from its authorized shares.

Beneficial Conversion Features and Debt Discounts
     The convertible features of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF have been recorded as discounts from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF as interest expense when the related instrument is converted into the Company’s equity securities.
Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic and international sales are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenues:
T3 Domestic	$677,918	$1,122,407	$3,078,658	$2,715,653
T3 International	369,655	43,452	546,873	693,173

Total net revenues	$1,047,573	$1,165,859	$3,625,531	$3,408,826

NOTE 2 — INVENTORIES
     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$1,179,414	$959,909
Work-in-process	103,418	91,013
Finished goods	59,338	118,294

	$1,342,170	$1,169,216

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Prepaid inventory	$—	$64,744
Vendor deposits	194,883	47,946
Prepaid expenses and other current assets	115,440	49,307

	$310,323	$161,997

NOTE 4 — RELATED PARTY NOTES PAYABLE
     Related party notes payable, net of discounts consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
Note payable to Immersive Media Corp., 15% interest rate, net of discount of $202,216 and $41,265, respectively	$797,784	$958,735
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, net of discount of $947,068 and $2,621,898, respectively	2,552,931	878,102

	$3,350,715	$1,836,837

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
     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 250,000 shares of the Company’s common stock exercisable at $2.00, subject to adjustment. During the three months ended March 31, 2010, the Company issued 50,000 warrants under the agreement. The Company recorded a debt discount of $15,274 during the three months ended March 31, 2010 and a total debt discount of $155,938 based on the estimated fair value of the 250,000 warrants issued, and amortized approximately $0, $8,547, $56,539 and $56,274 of the discount to interest expense during the three and nine months ended September 30, 2010 and 2009, respectively. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.70 per share (see Note 5 for a discussion on derivative liabilities).
     As of March 31, 2010, the debt discount related to the fair value of the warrants issued and the derivative liability related to the conversion feature were fully amortized. On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share and its Class D warrants to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, for Class G Warrants to purchase up to 697,639 and 250,000 shares of the Company’s common stock, respectively, each with an exercise price of $0.70 per share. The Company recorded a debt discount and derivative liability of $1,898 based on the incremental increase in the estimated fair value of the re-pricing of the 250,000 warrants. The Company recorded an additional debt discount and derivative liability in the amount of $216,811 based on the estimated fair value of the 697,639 warrants issued. The total debt discount was amortized in April 2010.
     The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G Warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share. The interest rate compounded annually was amended to 15.0%. The Company recorded interest expense of $37,500 and $102,500 for the three and nine months ended September 30, 2010, respectively, and recorded accrued interest expense of $102,500 as of September 30, 2010. The terms of the Class G Warrants are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of the debt discount was $80,013 and $126,904, for the three and nine months ended September 30, 2010, respectively.
Vision Opportunity Master Fund, Ltd. Bridge Financing
     On December 30, 2009, the Company sold $3,500,000 in debentures and warrants to Vision Opportunity Master Fund, Ltd. (“Vision”) through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The Company issued to Vision, 10.0% Secured Convertible Debentures (“Debentures”), with an aggregate principal value of $3,500,000.
     The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum the maturity date is December 30, 2010. At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of the Company’s Series A Convertible Preferred Stock and a warrant to purchase one share of the common stock. As a result of the 240th day passing the Company recorded an additional debt discount and derivative liability in the amount of $275,676 for the three and nine months ended September 30, 2010 (see Note 5). The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15.0% per annum. The Company recorded interest expense of $87,000 and $265,000 for the three and nine months ended September 30, 2010, respectively, and had accrued interest of $265,000 as of September 30, 2010.
     The Purchase Agreement provides that during the 18 months following December 30, 2009, if either the Company or its wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issues common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of its common stock.
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
     The Subsidiary entered into a Subsidiary Guarantee (“Subsidiary Guarantee”) for its benefit to guarantee to Vision the obligations due under the Debentures. The Company and the Subsidiary also entered into a Security Agreement (“Security Agreement”) with Vision, under which it and the Subsidiary granted to Vision a security interest in certain of the Company’s and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.
     The debt discount was allocated between the warrants and the conversion feature of $1,077,652 and $1,549,481, respectively, for the year ended December 31, 2009. The discount is being amortized over the term of the Debentures. The Company amortized $842,122 and $1,950,506 for the three and nine months ended September 30, 2010, respectively. The remaining unamortized warrant and beneficial conversion feature values are recorded as a discount on the Debentures in the accompanying condensed consolidated balance sheets.
     During the three and nine months ended September 30, 2009, the Company amortized $570,238 and $1,363,848, respectively, of interest expense related to a debt discount on a different note to Vision that was ultimately exchanged for shares of the Company’s Preferred Stock.
Lock-Up Agreement
     In connection with the Vision financing, Ki Nam, the Chief Executive Officer and Chairman of the Board of Directors of the Company agreed not to transfer, sell, assign, pledge, hypothecate, give, create a security interest in or lien on, place in trust (voting trust or otherwise), or in any other way encumber or dispose of, directly or indirectly and whether or not voluntarily, without express prior written consent of Vision, any of the common stock equivalents of the Company until August 27, 2010; provided, however, that commencing on August 27, 2010, he may sell up to 1/24th of the shares of common stock of the Company in each calendar month through February 28, 2011.
NOTE 5 — DERIVATIVE LIABILITIES
     During the three and nine months ended September 30, 2010, the Company recorded additional debt discounts and derivative liabilities of $275,676 and $838,779, respectively, related to related party notes payable (see Notes 4 and 6).
     During 2010, the Company issued 2,310,000 warrants related to the issuance of preferred stock (see Note 6). The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a reduction in additional paid-in capital and a derivative liability. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the conversion feature of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date. For the three and nine months ended September 30, 2010, the amortization of the discount related to the preferred stock anti-dilution provision was $689,109 and $1,862,558, respectively, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock (see Note 6). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742, as a deemed dividend.
     As of September 30, 2010, the unamortized discount related to the conversion feature of the preferred stock was $5,030,918.

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

September 30,
2010
(unaudited)
Annual dividend yield	—
Expected life (years)	0.25-5
Risk-free interest rate	0.27%-2.55%
Expected volatility	79%-123%
     During the three and nine months ended September 30, 2010 and 2009, the Company recorded other income of $1,228,577, $633,661 $3,095,754, and $4,862,598, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.
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
     The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis.

	Level 3	Level 3
	Carrying Value	Carrying Value
	September 30,	December 31,
	2010	2009
	(unaudited)
Embedded conversion options	$5,963,936	$8,853,893
Warrants	3,882,961	2,970,583

	$9,846,897	$11,824,476

Decrease in fair value	$3,095,754

     The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs (unaudited):

Balance at January 1, 2010	$11,824,476
Issuance of warrants and conversion option	2,240,140
Reclassification to equity due to conversion of preferred stock	(1,121,965)
Change in fair value	(3,095,754)

Balance at September 30, 2010	$9,846,897

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
     Each share of Preferred is convertible at any time and from time to time after the issue date at the holder’s option into two shares of the Company’s common stock (subject to beneficial ownership limitations determined by dividing the Stated Value of such share of Preferred by the Conversion Price (each as defined below)).
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

     During 2010, under the terms of the Offering, the Company issued and sold 1,155,000 shares of preferred stock through an equity financing transaction. In connection with the financing, the Company issued warrants to purchase 2,310,000 shares of common stock, exercisable at $0.70 per share. The warrants are exercisable for five years (See Note 5 for additional discussion).
Common Stock
     In September 2008, the Company sold to Piedmont Select Equity Fund (“Piedmont”) 125,000 shares of its common stock at $2.00 per share for an aggregate price of $250,000. In December 2008, the Company entered into a rescission agreement with Piedmont in which it agreed to rescind the Piedmont’s stock purchase so long as affiliates of Piedmont were to purchase at least $250,000 of Company equity securities. In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of the Company’s Series A Preferred Stock at $1.00 per share and were granted warrants to purchase 500,000 shares of Company’s common stock for a purchase price of $250,000. Concurrent with the closing of such offering, the Company rescinded the purchase of the 125,000 shares of common stock. Piedmont delivered the stock certificate for 125,000 shares to the Company and the Company returned the original purchase price of $250,000 to Piedmont.
     On July 21, 2010, the Company issued 20,000 shares of its Common Stock in for investor relations services and recorded expense of $10,000.
NOTE 7 — LOSS PER SHARE
     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 51.2 million and 15.3 million shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.
Net loss per basic and diluted share is computed as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,262,311)	$(2,269,825)	$(4,390,237)	$(3,641,121)
Deemed preferred stock dividend	(689,109)	—	(2,962,300)	—

Net loss applicable to common stockholders	$(1,951,420)	$(2,269,825)	$(7,352,537)	$(3,641,121)

Weighted average number of common shares outstanding:
Basic	48,553,897	44,563,460	47,393,938	44,384,988

Diluted	48,553,897	44,563,460	47,393,938	44,384,988

Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.16)	$(0.08)

Diluted	$(0.04)	$(0.05)	$(0.16)	$(0.08)

NOTE 8 — STOCK OPTIONS AND WARRANTS
Equity Incentive Plan

     On August 15, 2007, the Company adopted the Equity Incentive Plan (the “Plan”), under which direct stock awards or options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company. The Plan is administered by the Company’s Board of Directors. The Plan permitted the issuance of up to 7,450,000 shares of the Company’s common stock. Options granted under the Plan vest 25% per year over four years and expire 10 years from the date of grant. The Company is no longer issuing stock awards or options under the Plan.
Stock Option/Stock Issuance Plan
     During 2010, the Company adopted the 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”), under which direct stock awards or options to acquire shares of the Company’s common stock may be granted to employees and nonemployees of the Company. The 2010 Plan is administered by the Company’s Board of Directors. The 2010 Plan permits the issuance of up to 6,500,000 shares of the Company’s common stock. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.
     In July 2010, the exercise prices of certain outstanding employee stock options previously granted under the 2007 Equity Incentive Plan were amended by the Company’s Board of Directors to have an exercise price of $0.50 per share. The amendments did not change the vesting schedules or any of the other terms of the respective stock options. As a result of the repricing of the options effected by the amendments, the Company will recognize a non-cash charge of $68,578 in expense for the incremental change in fair value of the repriced options. Of the $68,578, the Company recognized $37,087 as stock based compensation for the three and nine months ended September 30, 2010 for the previously vested options. The remainder of the balance, $31,491, related to the unvested options will be amortized over the remaining vesting period of the related options. This repricing affected 24 employees who held 859,000 stock options in July 2010.
Common Stock Options
     The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock compensation expense — cost of net revenues	$6,796	$29,329	$43,968	$95,400
Stock compensation expense — sales and marketing	47,721	84,777	127,229	263,215
Stock compensation expense — research and development	38,078	49,652	99,336	153,897
Stock compensation expense — general and administrative	138,231	260,803	376,565	748,354

Total stock compensation expense	$230,826	$424,561	$647,098	$1,260,866

     A summary of common stock option activity under the Plans for the nine months ended September 30, 2010 is presented below (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding — January 1, 2010	6,033,188	$0.77
Options granted	2,910,500	$0.50
Options exercised	—	—
Options forfeited	(1,856,876)	$0.67
Options cancelled	—	—

Total options outstanding — September 30, 2010	7,086,812	$0.57	8.38	$—

Options exercisable — September 30, 2010	3,719,854	$0.63	7.33	$—

Options vested and expected to vest — September 30, 2010	6,993,594	$0.57	8.36	$—

Options available for grant under the 2010 Plan at September 30, 2010	3,639,500

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2010 (unaudited):

	Options			Options
	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise	Number of	Contractual	Average	Number of	Average
Prices	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$0.50	3,657,520	9.44	$0.50	485,480	$0.50
$0.60	2,429,292	7.26	$0.60	2,234,374	$0.60
$0.77	1,000,000	7.20	$0.77	1,000,000	$0.77

	7,086,812	8.38	$0.57	3,719,854	$0.63

     At September 30, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2010 through 2014 related to unvested common stock options is approximately $1.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.2 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
     From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 4 and 6). Such warrants are issued outside of the Plan. A summary of the warrant activity for the nine months ended September 30, 2010 is presented below (unaudited):

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life	Value
			(In years)
Warrants outstanding — January 1, 2010	10,746,143	$0.87	4.89
Warrants granted (See Notes 4 and 6)	4,347,639	$0.70
Warrants exercised	—	—
Warrants cancelled	(947,639)	$0.93

Warrants outstanding and exercisable- September 30, 2010	14,146,143	$0.73	4.36	$—

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
     The following table presents the changes in the product warranty accrual for the nine months ended September 30 (unaudited):

	2010	2009
Beginning balance, January 1,	$235,898	$362,469
Charged to cost of revenues	77,144	123,902
Usage	(161,864)	(217,087)

Ending balance, September 30	$151,178	$269,284

Legal Contingency
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. T3 agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000 each, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and payments are continuing to be made. At September 30, 2010, the Company recorded the entire settlement amount as a note payable in the accompanying Condensed Consolidated Balance Sheet.
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
Accounts Receivable
     The Company has receivables of $35,722 due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and fixed assets sold to them. During the three and nine months ended September 30, 2010 the company sold fixed assets to them for $6,820 to Graphion. Graphion is wholly owned by the Company’s Chief Executive Officer and is under common ownership. The amounts due are non-interest bearing and due upon demand.
     As of September 30, 2010 and December 31, 2009, there were outstanding related party receivables of $10,670 and $6,756, respectively, which primarily relate to receivables due from Mr. Nam for rent at the Company’s operating facility.
Related Party Payables
     The Company purchases batteries and research and development parts and services from Graphion. During the three months ended September 30, 2010 and 2009, the Company had no purchases and purchased $100,000 and $520,278 for the nine months ended September 30, 2010 and 2009, respectively, of parts and services and had an outstanding accounts related party balance of $0 and $104,931 at September 30, 2010 and December 31, 2009, respectively.
     During the nine months ended September 30, 2010, Ki Nam, the Chief Executive Officer, advanced $610,000 to the Company to be used for operating requirements. The Company is currently in the process of negotiating the repayment terms of the advances.
Notes Payable — see Note 4
NOTE 11 — SUBSEQUENT EVENTS
     One of the Company’s shareholders advanced $1.2 million to the Company during October 2010 for operation requirements. The Company is currently in the process of negotiating the repayment terms of the advances.
     During October 2010, the Company repaid $390,000 of the $610,000 advanced to the Company by the Chief Executive Officer, Ki Nam.

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
Going Concern
     The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Management has been and is continuing to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy and is able to generate sales to realize the benefits of the strategy over the next year and sufficiently increases cash flow from operations, the Company will require additional capital to meet its working capital requirements, debt service, research and development, capital requirements and compliance requirements. Further, at September 30, 2010, the Company has an accumulated deficit of $40,414,711, a working capital deficit of $14,324,467 and a cash balance of $40,966. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
          Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least November 30, 2010. During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000, has received advances from shareholders of $1.8 million and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corporation (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board, to loan the company up to $2.0 million and an additional shareholder to loan the Company up to $1.0 million. The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.
Cash and Cash Equivalents
     Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less.
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security reserve deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of September 30, 2010 was $10,000.
Concentrations of Credit Risk
     As of September 30, 2010 and December 31, 2009, one customer accounted for approximately 12% and two customers accounted for approximately 11% of total accounts receivable. Two customers accounted for approximately 26% and one customer accounted for approximately 14% of net revenues for the three months ended September 30, 2010 and 2009, respectively, and no single customer accounted for more than 10% of net revenues for the nine months ended September 30, 2010 and 2009.
     As of September 30, 2010 and December 31, 2009, two vendors accounted for approximately 11% and 12%, respectively, of total accounts payable. One vendor accounted for approximately 23% and 18% of purchases for the three months ended September 30, 2010 and 2009, respectively no single vendor accounted for more than 10% of purchases for the nine months ended September 30, 2010 and 2009, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, restricted cash accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, notes payable and derivative liabilities, related party notes payable and derivative liabilities. The carrying value for all such instruments, except related notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value.
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
Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and, international sales are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenues:
T3 Domestic	$677,918	$1,122,407	$3,078,658	$2,715,653
T3 International	369,655	43,452	546,873	693,173

Total net revenues	$1,047,573	$1,165,859	$3,625,531	$3,408,826

Derivative Liabilities
     During the three and nine months ended September 30, 2010, the Company recorded additional debt discounts and derivative liabilities of $275,676 and $838,781, respectively, related to related party notes payable.
     During 2010, the Company issued 2,310,000 warrants related to the issuance of preferred stock. The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a reduction in additional paid-in capital and a derivative liability. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the preferred stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date. For the three and nine months ended September 30, 2010, the amortization of the discount related to the preferred stock anti-dilution provision was $689,109 and $1,862,558, respectively, which was recorded as a deemed dividend.
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
Loss Per Share
Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 51.2 million and 15.3 million shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.
Net loss per basic and diluted share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(1,262,311)	$(2,269,825)	$(4,390,237)	$(3,641,121)
Deemed preferred stock dividend
	(689,109)	—	(2,962,300)	—

Net loss applicable to common stockholders	(1,951,420)	(2,269,825)	(7,352,537)	(3,641,121)

Weighted average number of common shares outstanding:
Basic	48,553,897	44,563,460	47,393,938	44,384,988

Diluted	48,553,897	44,563,460	47,393,938	44,384,988

Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.16)	$(0.08)

Diluted	$(0.04)	$(0.05)	$(0.16)	$(0.08)

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
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case

No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. T3 agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468 through monthly payments of $50,000 each, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and payments are continuing to be made. At September 30, 2010, the Company recorded the entire settlement amount as a note payable in the accompanying Condensed Consolidated Balance Sheet.
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

Result of Operations
     The following table sets forth the results of our operations for the three and nine months ended September 30, 2010 and 2009 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues	$1,047,573	$1,165,859	$3,625,531	$3,408,826
Cost of net revenues	915,922	1,224,988	3,265,195	3,947,002

Gross profit (loss)	131,651	(59,129)	360,336	(538,176)

Operating expenses:
Sales and marketing	435,562	486,127	1,305,819	1,483,281
Research and development	316,759	364,258	1,069,226	963,119
General and administrative	813,786	1,119,985	2,730,770	3,460,171

Total operating expenses	1,566,107	1,970,370	5,105,815	5,906,571

Loss from operations	(1,434,456)	(2,029,499)	(4,745,479)	(6,444,747)

Other income (expense):
Interest income	54	5	1,281	2,490
Other income, net	1,238,138	633,985	3,113,919	4,862,922
Interest expense	(1,066,047)	(874,316)	(2,759,158)	(2,060,986)

Total other income (expense), net	172,145	(240,326)	356,042	2,804,426

Loss before provision for income tax	(1,262,311)	(2,269,825)	(4,389,437)	(3,640,321)
Provision for income tax	—	—	800	800

Net income (loss)	(1,262,311)	(2,269,825)	(4,390,237)	(3,641,121)

Deemed dividend to preferred stockholders	(689,109)	—	(2,962,300)	—

Net loss attributable to common stockholders	$(1,951,420)	$(2,269,825)	$(7,352,537)	$(3,641,121)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(206)	(2,857)	318	(3,175)

Comprehensive loss	$(1,951,626)	$(2,272,682)	$(7,352,219)	$(3,644,296)

Net loss attributable to common stockholders per share:
Basic	$(0.04)	$(0.05)	$(0.16)	$(0.08)

Diluted	$(0.04)	$(0.05)	$(0.16)	$(0.08)

Weighted average number of common shares outstanding:
Basic	48,553,897	44,563,460	47,393,938	44,384,988

Diluted	48,553,897	44,563,460	47,393,938	44,384,988

     Net revenues. Net revenues are primarily from sales of the T3 Series, T3-iSeries, power modules, chargers, related accessories and service revenue. Net revenues decreased ($118,286), or (10.1%), to $1,047,573 for the three months ended September 30, 2010, and increased $216,705, or 6.4%, to $3,625,531 for the nine months ended September 30, 2010 compared to the same periods of the prior year. The decrease for the three months ended September 30, 2010 was due to vendor supply issues resulting in orders placed by customers not being shipped during the quarter. The increase for the nine months ended September 30, 2010 is due to a growth in units sold as the economy began to recover, new markets were added, achieving a higher average selling price per unit, and an increase in service and parts revenue. As of September 30, 2010 the sales order backlog was $1.3 million.
     Cost of net revenues. Cost of net revenues consists of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues decreased ($309,066), or (25.2%), to $915,922 for the three months ended September 30, 2010, and decreased ($681,807), or (17.3%), to $3,265,195 for the nine months ended September 30, 2010 compared to the same periods of the prior year. This decrease in cost of net revenues is primarily attributable to management’s cost reduction strategy and lower warranty cost experience due to increase in product reliability.
     Gross profit (loss). During 2010, management has continued to source lower product costs, increase production efficiencies and achieve lower warranty experience rates resulting in gross profit of $131,651 for the three months ended September 30, 2010, compared to a gross loss of ($59,129) for the same period of the prior year and achieved a gross profit of $360,336 for the nine months ended September 30, 2010, compared to a gross loss of ($538,176) for the same period of the prior year. Management has and will continue to evaluate the processes and materials to reduce the costs of net revenues over the next year. Gross income (loss) margin was 12.6% and (5.1%) for the three months ended September 30, 2010 and 2009, respectively, and 9.9% and (15.8%) for the nine months ended September 30, 2010 and 2009, respectively.
     Sales and marketing. Sales and marketing decreased by ($50,565), or (10.4%), to $435,562 for the three months ended September 30, 2010, compared to the same period of the prior year and decreased by ($177,462), or (12.0%), to $1,305,819 for the nine months ended September 30, 2010 compared to the same period of the prior year. The decrease in sales and marketing expense is attributable to reduction in salaries and commissions and decreases in trade show and travel expenses.
     Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by ($47,499), or (13.0%), to $316,759 for the three months ended September 30, 2010, compared to the same period of the prior year and increased by $106,107, or 11%, to $1,069,226 for the nine months ended September 30, 2010 compared to the prior year. The increase for the nine months ended September 30, 2010 was largely in part due to development costs on the GT3, our new hybrid consumer vehicle.
     General and administrative. General and administrative expenses decreased ($306,199), or (27.3%), to $813,786, for the three months ended September 30, 2010 compared to the same period of the prior year and decreased ($729,401), or (21.1%), to $2,730,770 for the nine months ended September 30, 2010 compared to the prior year. The decrease was primarily due to decreases in salaries, legal, stock compensation expenses and accounting compliance costs.
     Other income (expense, net). Other income expense, net increased $412,471, or 171.6%, to $172,145 for the three months ended September 30, 2010 and decreased by ($2,448,384), or (87.3%), to $356,042 for the nine months ended September 30, 2010 compared to the prior year. The decrease was primarily due to the change in the fair value of the derivative liabilities and amortization of debt discounts when compared to the same period of the prior year.
     Deemed dividend. During 2010, as a result of the issuance of Series A Convertible Preferred Stock, we recorded a deemed dividend related to the amortization of discounts on the Preferred Stock for the three and nine months ended September 30, 2010 in the amount of $689,109 and $2,962,300, respectively. There were no deemed dividends during the three and nine months ended September 30, 2009.
     Net loss  attributable to common stockholders. Net loss attributable to common stockholders for the three months ended September 30, 2010, was ($1,951,420), or $(0.04) per basic and diluted share compared to a loss of ($2,269,825), or ($0.05) per basic and diluted share, for the same period of the prior year. Net loss attributable to common stockholders for the nine months ended September 30, 2010 was ($7,352,537), or ($0.16) per basic and diluted share compared to a loss of ($3,641,121) for the same period of the prior year or ($0.08) per basic and diluted share.

Liquidity and Capital Resources
     Our principal capital requirements are to fund working capital requirements, invest in research and development activities and capital equipment, to make debt service payments and fund the continued costs of public company filing requirements. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2009, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $33.0 million and $11.0 million, respectively, as of December 31, 2009, which raises substantial doubt about our ability to continue as a going concern. Management believes that our current and potential sources of funds and current liquid assets will allow us to continue as a going concern through at least November 30, 2010.
     During 2010, the Company has obtained equity financing from third parties of approximately $1,155,000, has received advances from shareholders of $1.8 million and refinanced the outstanding balance of $1.0 million related to the note to Immersive Media Corp. (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board to loan the company up to $2.0 million and additional shareholder to loan the Company up to $1.0 million. The Company plans to raise additional debt and/or equity capital to finance future activities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements included elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty.
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
     Our principal sources of liquidity are cash and receivables. As of September 30, 2010, cash and cash equivalents were $40,966 or 1.1% of total assets compared to $2,580,798, or 42.6% of total assets as of December 31, 2009. The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities.
Cash Flows
For the nine months ended September 30, 2010 and 2009
     Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $3,900,772 and $3,599,073, respectively. For the nine months ended September 30, 2010, cash flows used in operating activities related primarily to the net loss of $4,390,237. Net cash flows used were due in part by increases in, inventories and other current assets of $172,954 and $148,326, respectively, a purchase of a certificate of deposit for $10,000, an increase in accounts payable and deposits of $368,278 and $31,873, respectively, and a decrease in related party payables of $104,931.
     For the nine months ended September 30, 2009, cash flows used in operating activities related primarily to the net loss of $3,599,073. Net cash flows used were offset in part by decreases in accounts receivables, prepaid expenses and inventories of $498,623, $31,789 and $813,243, respectively.
     Net cash used in investing activities of $54,378 for the nine months ended September 30, 2010 related primarily to purchases of property and equipment of $43,645 and loans to related parties of $28,795, offset by repayment of loans to related parties of $18,062.
     Net cash used in investing activities was $5,738 for the nine months ended September 30, 2009.
     Net cash provided by financing activities was $1,415,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, cash flows provided by financing activities related to proceeds from the sale of preferred stock of $1,155,000, advances from a related party for $610,000, offset by payments for a common stock rescission of $250,000 and payment on a note payable of $100,000.
     For the nine months ended September 30, 2009, net cash provided by financing activities was $2,189,962. There was $1,250,000 of proceeds from the sale of preferred stock, net of issuance, and there was $939,962 of proceeds from related party debt.
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
Warrants
     From time to time, we issue warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employee consultants for services rendered or to be rendered in the future. Warrants issued in conjunction with equity, are recorded to equity as settled.
     The following table summarizes the warrants issued and outstanding as of September 30, 2010:

Warrants Outstanding & Exercisable	Exercise Price	Expiration
120,000	$1.54	3/31/2013
274,774	$2.00	12/29/2014
1,953,730	$0.70	12/29/2014
3,500,000	$0.70	12/30/2014
4,000,000	$0.70	12/30/2014
1,600,000	$0.70	2/2/2015
947,639	$0.70	3/31/2015
710,000	$0.70	3/22/2015
1,040,000	$0.70	4/30/2015
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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO, (“Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and T3 Motion, Inc. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,598, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court overruled the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. T3 agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468.24, through monthly payments of $50,000 each, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and payments are continuing to be made at September 30, 2010, the Company recorded the entire settlement amount as a note payable in the accompanying Condensed Consolidated Balance Sheet.
     Other than the description above, there have been no material developments during the nine months ended September 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
Item 1A. Risk Factors
Risks Related to Our Company and Our Industry
     There were no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no unregistered sales of equity securities during the quarter ended September 30, 2010.
Item 3. Defaults Upon Senior Securities.
None

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

Date: November 15, 2010	T3 MOTION, INC.
(Registrant)

	By:	/s/ Ki Nam Ki Nam Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)