Form 10-K/A
period 2009-12-31
T3 Motion, Inc.
filed 2011-02-16
CIK 1434589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of T3 Motion, Inc. (the “Company”) for the year ended December 31, 2009 is being filed in order to edit the Report of Independent Registered Public Accounting Firm, KMJ Corbin & Company LLP, to reflect that effective January 1, 2009, the Company changed the manner in which it accounts for certain financial instruments that are indexed to its own stock due to the adoption of a new accounting standard.
Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as presented in the original report on Form 10-K. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures, including exhibits to the Form 10-K affected by subsequent events. Information not affected by the clarification on the conclusion is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 31, 2010. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings.
The following pages were impacted by this amended filing:
Report of independent registered public accounting firm on page F-2

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

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain financial instruments that are indexed to its own stock due to the adoption of a new accounting standard.

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

F-2

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC.

By:	/s/ Ki Nam
Ki Nam,
President, Chief Executive Officer and Chief
Operating Officer

Dated: February 15, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Ki Nam Ki Nam	Chairman and Chief Executive Officer (principal executive officer)	February 15, 2011

/s/ Kelly J. Anderson Kelly J. Anderson	Executive Vice President and Chief Financial Officer (principal financial officer)	February 15, 2011

/s/ David Snowden David Snowden	Director	February 15, 2011

/s/ Steven J. Healy Steven J. Healy	Director	February 15, 2011

/s/ Mary S. Schott Mary S. Schott	Director	February 15, 2011

/s/ Robert Thomson Robert Thomson	Director	February 15, 2011

63

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws, dated January 16, 2009(5)
3.4	Amendment to Certificate of Incorporation(9)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(9)
10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)
10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006(1)
10.6	Form of Distribution Agreement(1)
10.7	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007(1)
10.8	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)
10.9	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)
10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)
10.11	Promissory Note issued to Immersive Media Corp., dated December 31, 2007(1)
10.12	Common Stock Purchase Warrant issued to Immersive Media Corp., dated December 31, 2007(1)
10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)
10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)
10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)
10.16	Series A Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.17	Series B Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.18	Series C Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd., dated March 28, 2008(1)
10.19	GeoImmersive Image Data & Software Licensing Agreement dated July 9, 2008(2)
10.20	Amendment to Promissory Note dated as of December 19, 2008(3)
10.21	Securities Purchase Agreement, dated December 30, 2008(4)
10.22	Form of 10% Secured Convertible Debenture(4)
10.23	Form of Series D Common Stock Purchase Warrant(4)
10.24	Subsidiary Guarantee, dated December 30, 2008(4)
10.25	Security Agreement, dated December 30, 2008(4)
10.26	Form of Lock-up Agreement, dated December 30, 2008(4)
10.27	Director Offer Letter to Mary S. Schott from Company, dated January 16, 2009(5)
10.28	Distribution Agreement, dated November 24, 2008 by and between the Company and CT&T(7)
10.29	Settlement Agreement dated as of February 20, 2009 by and between the Company on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other.(7)

64

Exhibit
Number	Description

10.30	Distribution Agreement dated as of March 20, 2009 by and between the Company and Spear International, Ltd.(6)
10.31	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Company and Immersive Media dated as of March 16, 2009.(7)
10.32	Securities Purchase Agreement dated as of March 31, 2009 by and between the Company and Ki Nam.(7)
10.33	Form of Convertible Promissory Note granted to Ki Nam.(7)
10.34	Form of Warrant granted to Ki Nam.(7)
10.35	Amendment to Debenture, Warrant and Securities Purchase Agreement.(7)
10.36	Securities Purchase Agreement dated as of May 28, 2009(8)
10.37	Form of 10% Secured Convertible Debenture(8)
10.38	Form of Series E Common Stock Purchase Warrant(8) Subsidiary Guarantee dated as of May 28, 2009(8)
10.39	Security Agreement dated as of May 28, 2009(8)
10.40	Form of Amendment to Series B Common Stock Purchase Warrant(8)
10.41	Form of Amendment to Series C Common Stock Purchase Warrant(8)
10.42	Securities Purchase Agreement dated as of December 30, 2009, between the Company and Vision Opportunity Master Fund, Ltd.(10)
10.43	Form of 10% Secured Convertible Debenture issued December 30, 2009.(10)
10.44	Form of Series G Common Stock Purchase Warrant issued December 30, 2009.(10)
10.45	Subsidiary Guarantee dated as of December 30, 2009, by T3 Motion, Ltd.(10)
10.46	Security Agreement dated as of December 30, 2009, among the Company, T3 Motion, Ltd. and Vision Opportunity Master Fund, Ltd.(10)
10.47	Securities Exchange Agreement dated as of December 30, 2009, among the Company, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.(10)
10.48	Lock-Up Agreement dated as of December 30, 2009 between the Company and Ki Nam.(10)
10.49	Stockholders Agreement dated as of December 30, 2009, among the Company, Ki Nam, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.(10)
21.1	List of Subsidiaries(1)
31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer*
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

*	Filed herewith.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009.

(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(8)	Filed with the Company’s Current Report on Form 8-K filed on June 5, 2009.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(10)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.

65