Form 10-K
period 2010-12-31
T3 Motion, Inc.
filed 2011-03-31
CIK 1434589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 333-150888
T3 Motion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Airway Ave., Building A Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (714) 619-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $36.4 million (computed using the closing sales price of $0.75 per share of common stock on such date). For the purposes of this calculation, shares owned by officers, directors and persons known to the registrant to own 10% or more of the outstanding voting power of the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Number of shares of common stock outstanding as of March 31, 2011: 50,658,462.

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

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
     In this document, unless the context otherwise indicates, the terms “we,” “our,” “ours,” “us,” “T3 Motion” and the “Company” collectively refer to T3 Motion, Inc. and its wholly-owned subsidiary, T3 Motion, Ltd.

PART I
ITEM 1. BUSINESS
Overview
     T3 Motion designs, manufactures and markets personal mobility vehicles powered by electric motors. Our initial product is the T3 Series, which is a three wheel, electric stand-up vehicle (“ESV”) powered by a quiet, zero-gas emission electric motor that is designed specifically for public and private security personnel. Substantially all of our revenues to date have been derived from sales of the T3 Series ESVs and related accessories.
     The T3 Series has received recognition for its iconic design, including the Innovation Award for Best Vehicle at the 2007 International Association of Chiefs of Police (“IACP”) Convention and the Spark Award in the Vehicle Mobility category at the 2007 International Spark Design Awards. The T3 Series has been featured on television and print media being deployed by professionals in law enforcement and the private security industry due to its innovative design and convenient access. The elevated nine inch raised platform provides the officer with a command presence, allowing the public to be aware of the officer’s presence, while providing the officer with a better vantage point to evaluate any situation. By using a T3 Series ESV, an officer can effectively patrol a larger area than on foot or riding a bicycle, and enables the officer to safely and quickly maneuver in crowded pedestrian areas or other areas where cars and other standard modes of transportation cannot access easily, if at all. The T3 Series also improves the officer’s approachability with the public as a result of its design and open platform that allow the officer to interact with pedestrians more easily than is possible while patrolling by automobile, motorcycle, or horseback.
     We were incorporated in Delaware in 2006 and introduced our first T3 Series vehicles in early 2007. We currently sell our products in the U.S. directly and through distributors, and also market our T3i Series ESV (the international version of our T3 Series) in the Middle East, Mexico, Canada, Asia, South Africa, South America and Europe. Our net revenues for the years ended December 31, 2010, 2009, 2008 and 2007 were approximately $4.7 million, $4.6 million, $7.6 million and $1.8 million, respectively, and our net losses for the same periods were approximately $(8.3 million), $(6.7 million), $(12.3 million) and $(8.6 million), respectively. Our accumulated deficit as of December 31, 2010, 2009 and 2008 was approximately $(45.1 million), $(33.1 million) and $(24.4 million), respectively. At December 31, 2010, the Company had a working capital deficit of $(15.1 million) and a cash and cash equivalents balance (including restricted cash) of $133,861. The report of the Company’s independent registered public accounting firm that accompanies the Company’s audited consolidated financial statements for the years ended December 31, 2010 and 2009 contains a going concern qualification in which the independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern. Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least April 30, 2011.
     The Company has filed a registration statement in connection with a proposed public offering of its securities. Management has been implementing cost reduction strategies and believes that its cash from operations, together with the net proceeds of that offering, will be sufficient to allow the Company to continue as a going concern through at least December 31, 2011; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations. The Company also anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. We cannot assure you that such financing will be available on a timely basis, on acceptable terms or at all.
Corporate Information
     Our principal executive office is located at 2990 Airway Avenue, Building A, Costa Mesa, California 92626 and our telephone number is (714) 619-3600. Our website is www.T3motion.com. Information provided on, or accessible through, our website, however, is not part of this report and is not incorporated herein.

Proposed Public Offering
     The Company has filed a registration statement in connection with a proposed follow-on public offering with anticipated gross proceeds to the Company of approximately $8.75 million. The registration statement is for the sale of 2.5 million units (consisting of one share of common stock, one nine month warrant to purchase one share of stock at an exercise price of $3.00 per share (“Class H Warrant”) and one five year warrant to purchase one share of stock at an exercise price of $5.25 per share (“Class I Warrant”)). In conjunction with the registration statement, the Company intends to list its securities on the NYSE Amex (“AMEX”). In order to meet the requirements of AMEX, the Company intends to effect a one-for-10 reverse stock split immediately prior to the closing of the offering. The Company cannot guarantee that the offering will be completed on a timely basis, on acceptable terms, or at all.
     If the Company is able to complete the offering, the Company anticipates that the following transactions will occur in conjunction with such offering:
•	the conversion of 11,502,563 shares of our outstanding Series A convertible preferred stock upon completion of the offering into 2,662,072 shares of our common stock;

•	the conversion of the outstanding $1,121,000 loan plus accrued interest of $23,756 from Ki Nam, the Company’s Chief Executive Officer, into 327,073 shares of our common stock upon completion of the offering;

•	the conversion of $3.5 million of the Vision Debentures plus accrued interest of $350,959 into 1,100,274 shares of our common stock upon completion of the offering;

•	a one-for-10 reverse stock split of our common stock, which is expected to be completed immediately prior to the closing of the offering; and

•	the reclassification of the derivative liabilities (related to anti-dilution features associated with the conversion of the Vision Debentures, Series A convertible preferred stock and Class G warrants to additional paid-in capital upon completion of the offering), and the accretion of the remaining preferred stock discount related to the anti-dilution feature.
Our Products and Services
     T3 Series and T3i Series ESVs
     The T3 Series and the T3i Series (the version with the headset, power modules and batteries designed for international use and compliance with international standards) are a three-wheel, front wheel drive, stand-up, electric personal mobility vehicles with a zero-gas emission electric motor. They have hydraulic disk brakes on both rear wheels that are matched with 17-inch low profile motorcycle tires for long treadwear and demanding performance. The vehicles are equipped with an LCD control panel display and utilizes high intensity LED lighting for its vertically adjustable headlights and taillights. It also features emergency lights, as well as a siren on the law enforcement model. The T3 Series and T3i Series enable the operator to respond rapidly to calls with low physical exertion. The nine-inch elevated riding platform allows 360 degrees visibility while the ergonomic riding position reduces fatigue. The zero degree turning radius makes it highly maneuverable. The T3 Series and T3i Series come standard with a lockable storage compartment for equipment and supplies. An image of the T3 Series vehicle is shown below:

     Power Modules
     The T3 Series and T3i Series have replaceable power modules that allow continuous vehicle operation without downtime required for charging. The T3 Series and T3i Series offer a variety of battery technology options in its power modules. The power modules and charger can be sold separately as replacement parts.
     Accessories
     Each T3 Series and T3i Series have the following accessory options:
     Each T3 Series and T3i Series features reversible rear tires which enables customers to determine whether to set up their T3 or T3i Series in a wide stance (36” wide) or a narrow stance (32” wide), depending on their needs.
     The side-mount External Storage Pack allows the operator to carry additional items on the vehicle. The front-mount external storage case enables the T3 Series and T3i Series to distribute parcels, documents, and cargo in indoor and outdoor narrow space environments.
     The Sun Shade provides the operator protection from elements like the sun or rain.
     The front and rear turn indicator system is available for international deployments and domestic up-fitting opportunities.
     The on-board video camera system and digital video recorder is available for patrol tracking and incident response data.
     Additional accessories include an external shotgun mount, a fitted vehicle cover, a parcel delivery trailer, and a multi-function trailer option.
     We plan to continue to design and field test accessories as demand or needs arise.
     Camera System
     We offer multiple CCTV and camera systems including the 360-IP DN Camera, a stand-alone 360-degree camera and DVR, the Motiontrak, black-box in car video and data recording system integrated with Google maps and the TVS-4050WK, a fully wireless IP four-camera system targeted at facilities, warehouse, business districts, and campuses. They also offer the option of GPS positioning, real-time surveillance or DVR recording options.
     CT Series Micro Car
The CT Micro Car, is a low-speed four-wheel electric car. Leveraging the market and brand of the T3 Series, we intend to market the CT Series using our existing sales channels in the law enforcement and private security, sectors. The CT Series offers a variety of battery technology options with varying range options. The CT Series has lighting, siren and PA system options. Our exclusive distribution agreement with manufacturing partner, CT&T dated November 24, 2008, provides us with the exclusive territories of North America for all law enforcement, government, military and security markets and the exclusive markets of all U.S. government law-enforcement and security markets. The initial term of the distribution agreement expires in November 2011, but automatically renews for additional one year terms unless we or CT&T give 90 days written notice prior to the end of any term.
     Electric/Hybrid Vehicle
The Electric/Hybrid Vehicle is the newest product in development. The Electric/Hybrid Vehicle is a plug-in hybrid. The proprietary rear-wheel design features a patent-pending single, wide-stance wheel with two high-performance tires sharing one rear wheel. Due to its three-wheel design, the Electric/Hybrid Vehicle is classified as a motorcycle. The Electric/Hybrid Vehicle is expected to be released for the market in late 2011.
     Future Products
     We plan to introduce a series of product variants based on the initial T3 Series, the T3i Series and CT Series vehicles and the modularity of the sub-systems we have created. While both the initial T3 Series, T3i Series and the CT Series vehicles are targeted at law enforcement, security and enterprise markets, we intend to expand our base of T3 Series, T3i Series and CT Series vehicle variants by utilizing the modularity of the sub-systems to configure vehicles for specific market uses such as delivery services, personnel transport and personal mobility. As with all new development and products, we cannot guarantee that the products will make it to market and if they are released to market, whether they will be successful.
     Research and Development
     We emphasize on product research and development (“R&D”). For the years ended December 31, 2010 and 2009, we spent $1,602,961 and $1,395,309, respectively, on R&D for development of products such as the CT-Series, the Electric/Hybrid Vehicle and to ensure that the T3 Series and T3i Series personal mobility vehicles are properly designed to be more effective and useful tools for the public safety and private security market. In addition, we will continue to refine and optimize all aspects of the vehicle design to maintain the high standards of vehicle performance, cost effectiveness and to continue to meet the needs of our customers.
Growth Strategies
     Our mission is to become the leader in clean energy, personal, professional mobility electric stand-up vehicles, and to continue providing products that are economical, functional, safe, dependable and meet the needs of the professional end user. We plan to pursue the following growth strategies in pursuit of our mission:
     • Capitalize on broader private security opportunities. Our initial focus on the law enforcement market has increased the demand for the T3 Series and T3i Series ESV from other security markets, which may hold equal, if not greater, potential for our products. We plan to focus our marketing efforts to pursue the sale of our products into private security markets, which could include corporate campuses, manufacturing facilities, government facilities, military bases, shopping malls, airports and events/promotions.
     • Increase our branding in law enforcement. We intend to continue to build on our reputation within the law enforcement community and plan to pursue additional branding activities in this regard. We believe that maintaining a strong brand within the law enforcement community will facilitate our expansion into other private security markets.

     • Pursue international expansion. We believe the international markets represent a significant opportunity to expand our current sales. We plan to continue to expand our presence in our existing international markets, and to pursue adding new distributors to increase our sales in Asia and Europe.
     • Expand the T3 Series product line to address broader markets. We believe the modularity of our sub-systems may be used to configure additional vehicles that address the personal transportation and personal mobility requirements in existing and new markets. We plan to evaluate the expansion of our product line to leverage our technologies for additional commercial markets such as for delivery services, property management, utility and maintenance providers, in addition to any other private venue requiring security.
     • Leverage our brand into the consumer market. As we gain additional brand name recognition, we plan to leverage our brand to enter the consumer market for personal transportation. We are currently working on the development of the Electric/Hybrid Vehicle to address the consumer markets and plan to evaluate the expansion of our product line for other consumer applications.
Marketing and Distribution
          We market and sell our products through our direct sales force located at our headquarters in Costa Mesa, California. We have agreements with numerous domestic and international distributors and manufacturer’s representatives, adding substantially to our direct sales force. We plan to continue to expand our international sales by engaging additional distributors in new and existing markets, particularly in Asia and Europe. Our standard distribution agreements provide for the right to distribute our vehicle and accessories within defined geographic locations and defined markets. Our distribution agreements allow the distributor to purchase our products at set prices, however, generally there is no requirement that the distributors meet a minimum order quantity. Our distribution agreements usually can be cancelled by either party upon 30 days prior written notice.
          We value our customer input as we are a customer-driven company. We generally follow a fundamental approach using the following core customer interests:
•	We evaluate the available budget from the customer, building the value of the product rather than price.

•	Return on Investment (ROI). Our products have demonstrated significant operational savings over gas powered vehicles and allow the end user greater mobility and work efficiencies.

•	We strive to maintain a manufacturing process that generally holds lead times to approximately a 4 to 6 week timeframe.

•	We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.

•	Our vehicle has demonstrated that the iconic look and command presence has a crime deterrent ability.

•	The T3 Series and T3i Series ESVs allow the user greater mobility to maneuver through crowds and tight areas than other vehicles such as motorcycles, effectively increasing the patrol area and granting the user job efficiencies.
Our Operations
     Our principal executive offices and operations facility is located in Costa Mesa, California. Our main corporate headquarters facility located at 2990 Airway Avenue, Building A is a leased 34,000 square foot facility that is home to the executive staff and sales staff and is our main operational and manufacturing location. The facility is equipped with multiple production lines capable of producing up to 750 T3 vehicles per month. Located directly across the street at 2975 Airway is our 14,000 square feet warehouse and R&D center that is fully equipped with all of the necessary machines and equipment needed to design and build development products.

     Our manufacturing activities largely consist of final assembly, testing and quality assurance. We manufacture our T3 Series at our headquarters. Our raw materials are sourced from various suppliers, both domestic and international. Currently, our electronics and wire harness assembly manufacturing, embedded digital processing application development and electronics hardware and software development occur at our headquarters and operations center. Final assembly, testing, warehousing, quality control and shipping take place at our U.S. operations center.
     Our sales and marketing operations are located at our headquarters. We have agreements with various distributors and manufacturing representative companies, which generally give the distributors and manufacturers’ representatives the exclusive rights to sell the T3 Series and CT Micro Car in specified geographic regions. Each agreement typically contains a 30 day cancellation clause.
Sources and Availability of Raw Materials; Principal Suppliers
          Currently, over 70% of our T3 Series suppliers are local suppliers who provide products and services to low volume early stage development companies. As the vehicle design has become stable and sales volumes have increased, we have begun our transition to incorporate a global supply chain. We have made significant progress in establishing relationships with suppliers who service volume production stage companies. In addition, we plan to invest in production tooling that will yield consistent high quality and lower cost parts designed to our specifications. We plan to implement our multi-source supply chain strategy in working directly with established factories within the automotive and motorcycle industry. The supply chain could include materials sourcing and subassembly operations from sources in China, South Korea and Mexico. These components will be shipped to our operations facility in Costa Mesa, California for final assembly, test, inspection, and shipments to our customers. We plan to continue to expand this multiple source supplier base to allow us to utilize both current U.S. based suppliers and newly acquired global suppliers to reduce the risks of our existing single sourced components and reduce product costs.
          We do not manufacture the CT Micro Car. Fully-built versions are delivered to us from the developer and manufacturer, CT&T, a Korean electric car manufacturer. We outfit the CT Micro Car with our power management and battery technologies.
Operating and Manufacturing Strategy
          Our management and engineering teams have experience working with off-shore manufacturers and believe there are advantages of partnering with reputable off-shore suppliers to access reliable manufacturing practices at lower labor cost. Our staff continuously seeks out new qualified suppliers and we evaluate suppliers for the maximum benefit that can be realized. We generally seek suppliers and manufacturers with a well established history of supplying quality products within their respective industries, a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics.
Competition
          We currently compete with other providers of personal mobility vehicle including, without limitation, Segway, California Motors-Ride Vehicles and Gorilla Vehicles, but also compete with other forms of transportation such as bicycles, horses and standard police cars.
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

          We value our customer input as we are a customer-driven company. Entering into any negotiation we follow a fundamental approach using one of three core customer interests:
•	We evaluate the available budget from the customer, building the value of the product rather than price.

•	We maintain a manufacturing process that generally requires a four to six week lead times; although standard lead times may change if orders increase or our supply chain lead times increase.

•	We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.

Intellectual Property
     The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Description
Trademark		United State Patent and Trademark Office	Logo, brand name used on our products
Trademark		United State Patent and Trademark Office	Logo, brand name used on our products
Trademark	“ENABLING PERSONAL MOBILITY”	United State Patent and Trademark Office	Logo, brand name used on our products
     We also have a patent license agreement from Evolutionary Electric Vehicles to us granting a perpetual, fully paid, transferable exclusive license to make, have made, use, improve and sell an over 10 Horsepower Brushless DC Motor for Traction (US Patent #4,882,524) with respect to products in the world. This patent covers a motor technology that we plan on fully developing and using in our products. Currently, we do not use the motors covered by this patent; however, this patented technology will be utilized in future motors that we intend to use on future products. It is still too early in the developmental phase to determine when the motor technology and products will be available for the market.
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
          We cannot assure you that any patents will be issued, or even if issued, that they will provide adequate protection for the Company’s intellectual property.
Government Approvals and Regulation
          On September 17, 2008, T3 Motion completed and passed its third party lab testing to obtain its CE certification for the T3i Series product, battery, and charging system. CE is the governing regulatory body and standard for electrical products meant to be exported to the European Union, Africa, Australia, the Middle East and other foreign countries.
•	The T3i Series product has passed EMC testing for EN6100-6-1 and EN61000-6-3.

•	Batteries and chargers were found to be technically compliant with the EN55022, EN61000-3-2, EN61000-3-3, and EN55024 requirements.

•	In 2009, the Electric Vehicle 3-Wheel and Charger has passed EMC testing for EN60950-1:2006 (Information Technology Equipment Safety Standards) as well as EN6100-6-1 and EN61000-6-3 (European Standards).

On July 28, 2009, we received our GSA license number, GS-07F-0403V.
Customers
          Our marketing focus includes customers that have large areas to patrol such as law enforcement, airports, hospitals, universities, security companies, property management companies, shopping malls or large corporate campuses. One customer and no single customer accounted for more than 10% of our net revenues for the years ended December 31, 2010 and 2009, respectively.
Employees
     As of December 31, 2010, we have a total of 53 employees, all of which are full-time employees. We have not experienced a work stoppage. Management believes that our relations with our employees are good.
Recent Financings
     Vision Opportunity Master Fund, Ltd. Bridge Financing
     December 30, 2008 — 10% Convertible Debenture
     On December 30, 2008, the Company sold $2.2 million in debentures and issued Class D warrants through a private placement to Vision Opportunity Master Fund, Ltd. (“Vision”) pursuant to a Securities Purchase Agreement. In connection with this financing, the Company recorded a debt discount of $607,819 related to the beneficial conversion feature (“BCF”) of the debenture and a debt discount of $607,819 related to the relative fair value of the Class D warrants. The debt discount for the Class D warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants were amortized to interest expense over the one-year life of the note. As a result of the adoption of a new accounting pronouncement on January 1, 2009, the Company recorded an additional debt discount of $859,955 which was amortized through maturity of the debentures.
     On December 30, 2009, pursuant to the Exchange Agreement (see below), the Company issued to Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”), shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest.
     May 28, 2009 — 10% Convertible Debenture
     On May 28, 2009, the Company issued to Vision, 10% Debentures with an aggregate principal value of $600,000. Additionally, Vision received Class E common stock purchase warrants, (“Class E Warrants”) to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. In connection with this financing, the Company recorded a debt discount of $291,327 related to the conversion feature of the debenture and a debt discount of $201,222 related to the estimated fair value of the Class E Warrants. The debt discount for the Class E Warrants was calculated using the Black-Scholes-Merton option pricing model. The conversion feature and warrants were amortized to interest expense through the date of exchange of these debentures (see below). As noted below, these 10% Debentures were cancelled in connection with the December 30, 2009 financing with Vision. Additionally, the Class E Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision (see below).
     December 30, 2009 — 10% Convertible Debenture
     On December 30, 2009, the Company sold $3,500,000 in debentures and warrants to Vision through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The Company issued to Vision, 10% secured convertible debentures (“Debentures”), with an aggregate principal value of $3,500,000.

     The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date of the Debentures was December 30, 2010 (see below). At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of the Company’s Preferred Stock and a warrant to purchase one share of the common stock. As a result of the 240th day passing, the Company recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010. The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Company recorded interest expense of $350,000 and $959, related to the stated rate of interest, for the years ended December 31, 2010 and 2009, respectively, and had accrued interest of $350,959 and $959 as of December 31, 2010 and 2009, respectively.
     The Purchase Agreement provides that during the 18 months following December 30, 2009, if the Company or its wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of the Company’s common stock.
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
     Also pursuant to the Purchase Agreement, Vision received Class G common stock purchase warrants (the “Class G Warrants”). Pursuant to the terms of the Class G Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment. The Class G Warrants have a term of five years after the issue date of December 30, 2009.
     The Subsidiary entered into a subsidiary guarantee (“Subsidiary Guarantee”) for Vision’s benefit to guarantee to Vision T3 Motion’s obligations due under the Debentures. T3 Motion and the Subsidiary also entered into a security agreement (“Security Agreement”) with Vision, under which it and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.
     December 30, 2009 — Exchange Agreement
     On December 30, 2009, the Company also entered into a securities exchange agreement (the “Exchange Agreement”) with the Vision Parties. Pursuant to the Exchange Agreement, the Company issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by the Company to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 (in conjunction with the issuance of Preferred Stock, the Company issued Class F warrants to purchase 6,110,000 shares of common stock at $0.70 per share); 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of all Class A, B, C, D, E and F warrants (which were exercisable for an aggregate of 10,972,769 shares) previously issued by the Company to the Vision Parties valued at $1,155,390, (the Company recorded a gain of $45,835 related to the exchange of the warrants for Preferred Stock); and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a securities purchase agreement dated March 24, 2008 and amended on May 28, 2009.
     Under the Exchange Agreement, Ki Nam, the Chief Executive Officer and Chairman of the board of directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and Class G Warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Class G Warrants issued to Vision pursuant to the Purchase Agreement).
     The Company, Mr. Nam and the Vision Parties also entered into a stockholders agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of the Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) one nominee of The Vision Parties so long as their ownership of common stock of the Company is 12% or more.
     Amendment of December 30, 2009 10% Convertible Debenture
     On December 31, 2010, the Company and the Vision Parties amended the Debenture to extend the maturity date from December 31, 2010 to March 31, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.
     December 31, 2010 — Exchange Agreement
     On December 31, 2010, the Company entered into a securities exchange agreement with Vision pursuant to which the Company exchanged 3.5 million Class G Warrants for 2.1 million shares of the Company’s common stock. On the date of the exchange, the warrants were classified as derivative liabilities and had an estimated fair value of $1,208,478 and the shares of the Company’s common stock were valued at the fair market price of $0.40 per share for a total value of $840,000, resulting in a gain on the transaction of $368,478, which was recorded in other income.
     Debt Discounts and Amortization
     The debt discount recorded on the December 30, 2009 Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, the Company recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the years ended December 31, 2010 and 2009, the Company amortized $2,897,574 and $5,235, respectively, of the debt discounts to interest expense.
     During the year ended December 31, 2009, the Company amortized $2,565,906 of interest expense related to debt discounts on different notes to Vision that were ultimately exchanged for shares of the Company’s Preferred Stock on December 30, 2009 (see above).
   Ki Nam Note
     2010 Note
     On February 24, 2011, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, for previous advances to the Company. The agreement allows Mr. Nam to advance up to $2.5 million for operating requirements. The note bears interest at 10% per annum. The note is due on March 31, 2012 and allows for an automatic one year extension. During the year ended December 31, 2010, Mr. Nam advanced $1,511,000 to the Company to be used for operating requirements. During October 2010, the Company repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. The Company recorded interest expense of $23,756 for the year ended December 31, 2010 and had accrued interest of $23,756 as of December 31, 2010.

     2009 Note
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
     In connection with the loan agreement, the Company agreed to issue warrants to Mr. Nam for the purchase of up to 303,030 shares of the Company’s common stock, $0.001 par value per share, at an exercise price of $2.00 per share, subject to adjustment. The total number of warrants to be issued was dependent on the final amount of the loan. During the year ended December 31, 2009, the Company was advanced $414,963, including accrued interest, under the loan agreement. During the year ended December 31, 2009, 274,774 warrants were issued to Mr. Nam pursuant to the terms of the loan agreement. The Company recorded a debt discount of $246,228 related to the estimated fair value of warrants, which was to be amortized as interest expense over the term of the loan agreement. The loan was convertible during the pendency of any current open equity financing round at $1.65 per share, subject to adjustment. Upon conversion, Mr. Nam was to receive additional warrants for the purchase of up to 606,060 shares of the Company’s common stock at $2.00 per share.
     In December 2009, the Company issued 2,000,000 shares of its Preferred Stock in connection with an equity offering. As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $443 as a debt discount, which was to be amortized to interest expense over the remaining term of the loan agreement. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was to be recorded through earnings at each reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.
     On December 30, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert the balance of the promissory note, including accrued interest, of $976,865 into 976,865 shares of the Company’s Preferred Stock and warrants to purchase up to 1,953,730 shares of the Company’s common stock, exercisable at $0.70 per share, subject to adjustment. The ability for Mr. Nam to receive additional warrants for up to 606,060 shares of common stock was cancelled.
     In connection with the Exchange Agreement, the Company agreed to convert Mr. Nam’s outstanding debt balance of $976,865 at $0.50 per share, which was below the adjusted conversion price pursuant to the terms of the loan agreement. Pursuant to the conversion terms of the loan agreement, Mr. Nam would have received only 313,098 shares of stock. As a result, the Company issued Mr. Nam 663,767 additional shares of the Company’s Preferred Stock in connection with his debt conversion.
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
     Alfonso Cordero and Mercy Cordero Note
     On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) dated September 30, 2010 in the principal amount of $1,000,000 that matures on October 1, 2013 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (“Noteholder”) for amounts previously loaned to the Company in October 2010. Interest payments of $8,333 are due on the first day of each calendar month commencing November 1, 2010 and continuing each month thereafter. The Noteholder has agreed to waive payment obligations from November 1, 2010 through April 15, 2011. The Company recorded interest expense and accrued interest of $24,777 as of and for the year ended December 31, 2010.
     The Company may prepay the Note, but must prepay in full only. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable. The applicable interest rate will be upon default will be increased to 15% or the maximum rate allowed by law. The Noteholder has waived any and all defaults under the Note at December 31, 2010 and through April 15, 2011.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below before making an investment decision regarding any of our securities. Our business could be harmed by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this report, including our consolidated financial statements and related notes.
Risks Related to Our Company and Our Industry
We have a history of losses and we expect to continue to have additional net losses in the near future, which could cause the value of our securities to decline and may even cause our business to fail.
     We have generated net losses since our inception (March 16, 2006). Our net losses for the years ended December 31, 2010, 2009, 2008 and 2007 were approximately $(8.3 million), $(6.7 million), $(12.3 million) and $(8.6 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:
•	We may be unable to increase sales sufficiently to recognize economies of scale;

•	We may be unable to successfully expand into other private security markets or achieve broad brand recognition for our products;

•	We may be unable to reduce our costs or experience unanticipated costs or expenses in connection with our current development, marketing and manufacturing plans;

•	We may encounter technological challenges in connection with the development, introduction or manufacturing of enhancements to our existing vehicles or in the addition of new products; and

•	We may be unable to obtain sufficient components or materials used in our products due to capital constraints, which could adversely effect our sales, our reputation and credibility.
     To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the near future, we believe we will require additional financings. We have filed a registration statement to raise additional capital in a follow-on public offering but cannot guarantee that such offering will be consummated in a timely manner, on acceptable terms or at all. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would materially and adversely impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.
     If we are unable to continue as a going concern, our securities will have little or no value.
     The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2010 and 2009 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of December 31, 2010 and 2009 was approximately $(45.1 million) and $(33.1 million), respectively. At December 31, 2010, we had a working capital deficit of $(15.1 million) and cash and cash equivalents (including restricted cash) of $133,861.
     While management plans to continue to implement a cost reduction strategy and is seeking to increase our cash flow from operations, we cannot assure you that we will be successful in this regard.
     Since inception, we have used cash in excess of operating revenues. Until management achieves its cost reduction strategy and is able to generate significantly higher sales to realize the benefits of the strategy, and significantly increase our cash flow from operations, we will require additional capital to meet our working capital requirements, achieve our expansion plans and fund our research and development. We plan to continue to raise additional equity or debt financing to meet our working capital requirements, but cannot guarantee we will be successful in this regard. If we fail as a going concern, our shares of common stock will hold little or no value.
Our business depends substantially on the continuing efforts of our executive officers, and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.
     Our future success depends substantially on the continued services of our executive officers, especially Ki Nam, our Chief Executive Officer and the Chairman of our Board of Directors, who has significantly contributed to the design and manufacturing of substantially all of our products and Kelly Anderson, our Chief Financial Officer. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.
Our future growth is dependent upon the public’s willingness to accept electric vehicles.
     Our future growth is largely dependent upon the adoption by the public of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of electric vehicles, include:
•	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•	perceptions about vehicle safety in general, and in particular safety issues that may be attributed to the use of advanced technology;

•	the range over which electric vehicles may be driven on a single battery charge;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	improvements in the fuel economy of the internal combustion engine;

•	volatility in the cost of oil and gasoline;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	concerns that extreme temperatures, cold or hot, could reduce the performance of the electric vehicle or life of the batteries included in such vehicles;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles; and

•	macroeconomic factors.
     Additionally, we may become subject to regulations that may require us to alter the design of our vehicles, which could negatively impact the public’s interest in our vehicles or increase the cost to manufacture such vehicles. The influence of any of the factors described above may cause current or potential customers not to purchase our electric vehicles, which would materially adversely affect our business, operating results, financial condition and prospects.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
     The motor vehicle industry in general has historically been subject to a large number of product liability claims in recent years due to the nature of personal injuries that can result from accidents or malfunctions. We face an inherent risk of exposure to claims in the event people fail to use our vehicles for their intended purposes or if owners fail to use or care for them properly. These accidents can also occur as a result of user error or inadequate training, through no fault of the manufacturer of the vehicle. A successful product liability claim against us could require us to pay a substantial monetary award. We maintain product liability insurance for all our vehicles with annual limits of approximately $2.0 million on a claims made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. In addition, a product liability claim could generate substantial negative publicity about our vehicles and business, and inhibit or prevent commercialization of other future vehicles, which would have a material adverse effect on our brand, business, prospects, financial condition and operating results.
     While our products are tested for quality, our products nevertheless may fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty. Liability claims could require us to spend significant time and money in litigation and pay significant damages. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a substantial, adverse effect on our business and financial results. In addition, although we currently have product liability insurance, the amount of damages awarded against us in such a lawsuit may exceed the policy limits of such insurance. Further, in some cases, product redesigns and/or rework may be required to correct a defect and such occurrences could adversely impact future business with affected customers. Our business, financial condition, results of operations and liquidity could be materially and adversely affected by any unexpected significant warranty costs.
If our suppliers fail to consistently provide high quality parts and components or fail to comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.
     We rely on independent suppliers to source most of our T3 Series products and to conduct most of the manufacturing process for our products. We have to rely on our suppliers to continue to provide the highest quality electric vehicles and operate with integrity. Because we do not control the operations of our suppliers, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.
     If our suppliers do not comply with laws or fail to control the quality of products supplied, it could result in negative publicity for us and diminish our brand.
If the purchasers of our vehicles customize our vehicles or change the charging infrastructure with aftermarket products, the vehicle may not operate properly, which could adversely impact our reputation and harm our business.
     Purchasers of our vehicles may seek to modify their existing vehicles, which could adversely impact the performance of the vehicles and could compromise vehicle safety systems. Also, if customers customize their vehicles with after-market parts or change the charging infrastructure, such parts may compromise driver safety.

We have not tested, nor do we endorse such changes or parts. Such unauthorized modifications could reduce the safety of our vehicles and any injuries resulting from such modifications could result in adverse publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.
Adverse conditions in the global economy and disruption in financial markets could impair our revenues.
     As widely reported, financial markets in the United States, Europe, the Middle East, Latin America and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have already impaired our ability to access credit markets and finance operations. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We have been, and may continue to be, impacted by these economic developments, both domestically and globally. We believe that the current tightening of credit in financial markets has adversely affected the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. Similarly, the downturn has resulted in budgetary constraints and delays in government funding, which we believe has also adversely affected the ability of certain law enforcement agencies and police departments to fund additional capital equipment purchases. These economic conditions may negatively impact us as some of our customers defer purchasing decisions, thereby lengthening our sales cycles. Our customers’ ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. Our revenues in fiscal year 2010 were relatively flat as compared to 2009. Net revenues in 2009 decreased $2.9 million from 2008 due in part to many of the foregoing factors, which factors may continue to affect our revenues and operating results in future periods.
Our markets are highly competitive, and if we are unable to compete effectively, or demonstrate a perceived advantage for our products over traditional means of transportation, our business will be adversely affected.
     We compete with other manufacturers of electric vehicles, as well as other traditional modes of transportation, such as bicycles, cars and motorcycles. The industries in which we operate include competitors who are larger, better financed and better known than we are and may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and customer preferences. If we are unable to differentiate our products from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address customer needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can.
     Our failure to further refine our technology and develop and introduce new personal mobility products could render our products uncompetitive or obsolete, and reduce our sales and market share.
     The personal mobility industry is characterized by rapid increases in the diversity and complexity of technologies, products and services. We will need to invest significant financial resources in research and development to keep pace with technological advances in the personal mobility industry, evolving industry standards and changing customer requirements. However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results or gaining broad market acceptance for our products. Our significant expenditures on research and development may not reap corresponding benefits. A variety of competing personal mobility technologies that other companies may develop could prove to be more cost-effective and have better performance than our products. Therefore, our development efforts may be rendered obsolete by the technological advances of others. Our failure to further refine our technology and develop and introduce new personal mobility products could render our products uncompetitive or obsolete, and result in a decline in our market share and revenue.
We face risks associated with the marketing, distribution and sale of our personal mobility products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

     We have expanded our marketing, distribution, and sales efforts to include the Middle East, Canada, Mexico, South Africa, South America and Europe. As a result, we are exposed to a number of risks, including:
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
     We will be able to expand our net sales and to achieve, sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. In recent periods, we have occasionally had to replace components of existing products. For instance, we are voluntarily replacing external chargers due to the fact that the chargers could fail over time. This may adversely affect our reputation with potential customers. We have increased our warranty reserve accordingly. Because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, our ultimate losses may exceed our warranty reserve. Future increases to the warranty reserve would have an adverse effect on our profitability in the periods in which we make such increases. Additional product replacement issues could materially affect our business as it could increase cost of sales as a result of increased warranty service costs, reduce customer confidence on our products, reduce sales revenue, or increase product liability claims.
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
     From time to time we enter into transactions with related parties which include the purchase from or sale to of products and services from related parties, and advancing these related parties significant sums as prepayments for future goods or services and for working capital requirements, among other transactions, including advances from related parties. Our Audit Committee is responsible for reviewing our related party transactions. Notwithstanding these policies, we cannot assure you that in every instance the terms of the transactions with these various related parties are on terms as fair as we might receive from or extend to third parties. In addition, related party transactions in general have a higher potential for conflicts of interest than third-party transactions, could result in significant losses to our company and may impair investor confidence, which could adversely affect our business and our stock price.
We are dependent on a few single sourced third party manufacturers. Any interruption in our relationships with these parties may adversely affect our business.
     Most components used in our products are purchased from outside sources. Certain components are purchased from single sourced suppliers. These single source suppliers provide components used on our products and include domestic suppliers such as American Made, Performance Composites, Imperial Electric and Santa Fe Mold. These suppliers provide the frame, fiberglass body, electric motor, and various small plastic parts, respectively. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results, financial condition prospects. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Such delays could have a material adverse effect on our business, operating results, financial condition prospects. For instance, our revenues for the six months ended December 31, 2010 were adversely affected by vendor supply issues, which we believe was due to reduced vendor staffing and their inability to respond to our orders coupled with our inadequate cash flow which resulted in certain vendors requiring terms to be cash in advance.
Our dependence on third party suppliers for key components of our devices could delay shipment of our products and reduce our sales.
     We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of batteries and battery components and other miscellaneous customer parts for our products. We also do not have long-term agreements with any of our suppliers and there is no guarantee that supply will not be interrupted. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.
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
Our success is dependent on protecting our intellectual property rights.
     We rely on a combination of patent, copyright, trademark and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We license one patent and hold three trademarks registered with the United States Patent and Trademark Office and have five patent applications filed. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

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
     Our directors and executive officers controlled at least 68.9% of our outstanding shares of common stock that are entitled to vote on all corporate actions as of December 31, 2010. In particular, our controlling stockholder, Chairman and Chief Executive Officer, Ki Nam, together with his children, owns 57.2% of the outstanding shares of common stock and the Vision Parties own 11.8% of the outstanding shares of common stock. The Vision Parties and Mr. Nam could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.
Risks Relating Ownership of Our Securities
If a significant public market for our common stock develops, we expect to experience volatility in the price of our common stock. This may result in substantial losses to investors if they are unable to sell their shares at or above their purchase price.
     If a significant public market for our common stock develops, we expect the market price of our common stock to fluctuate substantially for the foreseeable future, primarily due to a number of factors, including:
•	our status as a company with a limited operating history and limited revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

•	announcements of technological innovations or new products by us or our competitors;

•	the timing and development of our products;

•	general and industry-specific economic conditions;

•	actual or anticipated fluctuations in our operating results;

•	liquidity;

•	actions by our stockholders;

•	changes in our cash flow from operations or earning estimates;

•	changes in market valuations of similar companies;

•	our capital commitments; and
•	the loss of any of our key management personnel.

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
     As of December 31, 2010, 50,658,462 shares of common stock, 11,502,563 shares of preferred stock, and warrants for the purchase of 10,301,369, 120,000 and 274,774 shares of common stock at an exercise price of $0.70, $1.54 and $1.65 per share, respectively, are outstanding.
     In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register approximately 10,211,395 shares of our common stock underlying options granted or to be granted to our officers, directors, employees and consultants. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations. As of December 31, 2010, there were 6,490,895 options outstanding, of which 3,248,371 were exercisable. We have also filed a registration statement in connection with a proposed public offering to raise approximately $8.75 million, which will entail the issuance of a large number of freely tradable additional shares of common stock and will result in significant dilution to our existing stockholders. In addition, we intend to enter into a registration rights agreement with the Vision Entities and Ki Nam to register all of the common stock held by them or issuable upon exercise or conversion of any of their securities. If we or our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.
     Our certificate of incorporation currently authorizes our board of directors to issue up to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. After the conversion of all of our Series A convertible preferred stock our board of directors will be entitled to issue up to 20,000,000 additional shares of preferred stock with rights, preferences and privileges that are senior to our common stock. The power of the board of directors to issue additional securities is generally not subject to stockholder approval.
     We will require substantial additional working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of your stock, which may inhibit an attempt by our stockholders to change our direction or management.
     Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:
•	authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders;

•	prohibit stockholders holding less than 25% of the outstanding voting shares from calling special meetings; and

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.
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
The market for our stock is subject to rules relating to low-priced stock (“Penny Stock”) which may limit our ability to raise capital.
     Our common stock is currently listed for trading on the OTC Bulletin Board Market and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, the penny stock rules apply to companies not listed on a national stock exchange whose common stock trades at less than $0.50 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” on behalf of persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited.
     We have applied to list our common stock and certain other securities on the NYSE Amex, but we cannot assure you that such listing will be complete. As such, our common stock may not still be deemed as “penny stock.” The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock and may affect our ability to raise additional capital if we decide to do so.
We will incur increased costs and compliance risks as a result of becoming a public company.
     We are a public company and we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We cannot assure you that we will be able to effectively meet all of the requirements of Section 404 as currently known to us on a timely basis or at all. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
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
     Our Common Stock trades on the OTC Bulletin Board under the ticker symbol, “TMMM.” Through the listing process on the OTC Bulletin Board (“Listing”), we essentially went public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we must undertake efforts to develop market recognition for us and support for our shares of Common Stock in the public market. The price and volume for our Common Stock that will develop after the Registration and Listing cannot be assured. The numbers of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. We have applied to list our securities on the NYSE Amex, but there can be no assurance that such listing will be approved or will be able to be maintained if it is approved. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded.
There is no guarantee that our securities will be listed on AMEX.
     We have applied to list our common stock and certain other securities on the AMEX. Such listing is dependent upon the completion of the proposed public offering and the reverse stock split among other things. We cannot guarantee that we will be able to satisfy or maintain such listing requirements, and accordingly, our securities may not be listed on AMEX in the near future or at all.

Our liquidity of our common stock and market capitalization could be adversely affected by the reverse stock split.

Our stockholders have approved the reverse stock split so that we can meet the minimum share price requirements of AMEX. If consummated by our board of directors, the reverse stock split may be viewed negatively by the market and, consequently, can lead to a decrease in our price per share and overall market capitalization. If the per share market price does not increase proportionately as a result of the reverse stock split, then our value as measured by our market capitalization will be reduced, perhaps significantly.
The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchased the shares may not be indicative of the price of the common stock that will prevail in the trading market. You may be unable to sell your shares at or above your purchase price, which may result in substantial losses to you.

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
     From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).
     Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.
Certain prior investors who purchased our securities, consisting of convertible notes, preferred stock, common stock and warrants to purchase common stock, from December 2007 through March 2010, have anti-dilution rights with respect to their shares of our common stock (including shares underlying warrants). If future issuances of our common stock trigger these anti-dilution rights, holders of our common stock would have their investments diluted.
     Certain security holders who purchased our units consisting of shares of our preferred stock, common stock and warrants to purchase shares of our common stock have anti-dilution rights, and in particular, price-based anti-dilution rights. Except for certain exceptions such as issuances relating to employee stock option exercises, in the event that we sell common stock for less than $0.50 per share or issue securities convertible into or exercisable for common stock at a conversion price or exercise price less than $0.50 per share (a “Dilutive Issuance”), then we are required to issue a number of additional shares of common stock to each unit purchaser of our preferred stock, without additional consideration Our convertible note with Immersive converts into our common stock at $1.54 per share. In the event we sell common stock for lower than $1.54 per share, our conversion price will be calculated in accordance with Dilutive Issuance calculations. The number of additional shares to be issued will be equal to the product of the purchaser’s subscription amount multiplied by a fraction, the numerator of which is the number of shares of common stock sold and issued at the closing of such Dilutive Issuance plus the number of shares which the aggregate offering price of the total number of shares of common stock sold and issued at the closing of such Dilutive Issuance would purchase at $0.50 per share, and the denominator of which is the number of shares of common stock issued and outstanding on the date of such Dilutive Issuance plus the number of additional shares of common stock sold and issued at the closing of such Dilutive Issuance. We are anticipating to obtain agreements to convert all of our outstanding preferred stock and amendments to our warrants that remove price-based, anti-dilution provisions. In the event we issue warrants to purchase our common stock below $0.70 per share, our Class G warrant holders will be allowed to reset the price of their warrants (for the first year after the issuance, the price will be reset to the price of the new issuance and for issuances after the 12th month and before the 24th month, the price will be reset in accordance with Dilutive Issuance calculations.). We cannot assure you that we will be successful. In the event that we are not successful, other holders of our common stock, including purchases of units in the proposed offering, would be diluted to a greater extent than they would be if the anti-dilution provision were not triggered. The holders of the convertible note will convert such notes into common shares upon the close of the proposed offering.
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

ITEM 2. PROPERTIES
     Our main office and manufacturing facility is located in Costa Mesa, California. The table below provides a general description of our properties:

Location	Principal Activities	Area (Sq. Meters)	Lease Expiration Date
2990 Airway Ave., Costa Mesa, California 92626	Main office and manufacturing facility	33,520	August 31, 2012
2975 Airway Ave., Costa Mesa, California 92626	Research and development, warehouse, and service facility	14,000	December 31, 2010(1)

(1)	While the original term of this lease expired in December 2010, the Company is currently leasing this facility on a month-to-month basis.
     The Company leases two facilities in Costa Mesa, California under non-cancelable operating lease agreements that expired in 2010 but were extended on a month-to-month basis and will expire in 2012. These leases require monthly lease payments of approximately $9,000 and $25,000 per month.
     Lease expense for the facilities was approximately $384,000 and $448,000 for the years ended December 31, 2010 and 2009, respectively.
     Future minimum annual payments under these non-cancelable operating leases are as follows:

Years Ending December 31,	Total
2011	$305,000
2012	209,000

$514,000
ITEM 3. LEGAL PROCEEDINGS
     With the exception of the following, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. We are also unaware of any proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our Company.
     Preproduction Plastics, Inc. v. T3 Motion., Inc., Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying consolidated balance sheet. The Company has recorded accrued interest of $4,126 at December 31, 2010.
     Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. The Plaintiff has filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. This motion is scheduled to be heard on April 21, 2011.
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
ITEM 4. (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock has been listed on the OTC Bulletin Board under the symbol “TMMM” since December 6, 2009. Prior to December 6, 2009, there was no public market for our common stock. The following table sets forth the range of high and low prices per share as reported on OTC Bulletin Board for the periods indicated.

	High		Low
2010
Fourth Quarter	$0.70	—	$0.30
Third Quarter	$1.01	—	$0.27
Second Quarter	$1.00	—	$0.25
First Quarter	$2.00	—	$0.89
2009
Fourth Quarter (from December 6, 2009)	$2.00	—	$1.25
Holders
     As of December 31, 2010, there were 112 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Signature Stock Transfer located at 2632 Coachlight Court, Plano, Texas 75093, and their telephone number is (972) 612-4120.
Dividends
     We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, we are subject to several covenants under our debt arrangements that place restrictions on our ability to pay dividends. Other than such restrictions, the payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
		Weighted-Average	Remaining Available
		Exercise Price of	for Future Issuance
	Number of Securities to be	Outstanding	Under Equity
	Issued Upon Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,490,895	$0.57	3,720,500
Equity compensation plans not approved by stockholders	10,696,143	$0.73	—

Total	17,187,038		3,720,500

Equity Incentive Plans
2007 Stock Option/Stock Issuance Plan
     The 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) became effective on August 2007, the effective date the Board of Directors of T3 Motion approved the 2007 Plan. The maximum number of shares of common stock that may be issued over the term of the 2007 Plan is 7,450,000 shares.
     Awards under the 2007 Plan may be granted to any of the T3 Motion’s employees, non-employee directors of T3 Motion or any of its parents or subsidiaries, and consultants and other independent advisors who provide services to T3 Motion or any of its parents or subsidiaries. Awards may consist of stock options (both incentive stock options and non-statutory stock options) and stock awards. An incentive stock option may be granted under the 2007 Plan only to a person who, at the time of the grant, is an employee of T3 Motion or a parent or subsidiary of T3 Motion.
     The 2007 Plan was administered by T3 Motion’s Board of Directors, with full power to authorize the issuance of shares of the T3 Motion’s common stock and to grant options to purchase shares of T3 Motion’s common stock. The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, and the exercisability of the awards. Any or all administrative functions, however, may be delegated by the Board to a committee of the Board.
     The 2007 Plan provides that in the event of a merger of T3 Motion with or into another corporation or of a “change in control” of T3 Motion, including the sale of all or substantially all of T3 Motion’s assets, and certain other events, the Board of Directors may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award and accelerate the vesting of options.
     The 2007 Plan will terminate on the earlier of (i) May 15, 2017, or (ii) the date on which all 7,450,000 shares available for issuance under the 2007 Plan is issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of T3 Motion. No further options may be granted under the 2007 Plan. As of December 31, 2010, there were outstanding options to purchase 3,661,395 shares of our common stock under the 2007 Plan.
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
2010 Stock Option/Stock Issuance Plan
The 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”) became effective in January 2010, and was approved by the Company’s stockholders in June 2010. The maximum number of shares of common stock that may be issued over the term of the 2010 Plan is 6,500,000 shares.
     Awards under the 2010 Plan may be granted to any of the employees and non-employee directors of the Company or any of its parents or subsidiaries, as well as any consultants and other independent advisors who provide services to the Company or any of its parents or subsidiaries. Awards may consist of stock options (both incentive stock options and non-statutory stock options) and stock awards. An incentive stock option may be granted under the 2010 Plan only to a person who, at the time of the grant, is an employee of the Company or its parent or subsidiary.
     The 2010 Plan is administered by the Company’s Board of Directors; however, the Board may delegate such authority to a committee (“Committee”) appointed by the Board. The plan administrator may authorize the issuance of shares of the common stock and to grant options to purchase shares of common stock. The plan administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, and the exercisability of the awards.

     The 2010 Plan provides that in the event of a merger of the Company with or into another corporation or of a “change in control” of the Company, including the sale of all or substantially all of the Company’s assets, and certain other events, the Board of Directors may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award and accelerate the vesting of options.
     The 2010 Plan will terminate on the earlier of (i) January 26, 2020, (ii) the date on which all 6,500,000 shares available for issuance under the Option Plan is issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of the Company.
     The Board of Directors may generally amend or terminate the 2010 Plan as determined to be advisable. No such amendment or modification, however, may adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the 2010 Plan unless the optionee or the participant consents to such amendment or modification. Also, certain amendments may require stockholder approval pursuant to applicable laws and regulations.
     As of December 31, 2010, there were outstanding options to purchase 2,829,500 shares of our common stock under the 2010 Plan.
Warrants
     From time to time, we issue warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2010 Plan and the 2007 Plan.
Sales of Unregistered Securities
     There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
ITEM 6. SELECTED FINANCIAL DATA
     The following summary of our selected financial information for the years ended December 31, 2010 and 2009 have been derived from, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

	Years Ended December 31,
	2010	2009
Income Statement Data:
Net Revenues	$4,682,908	$4,644,022
Gross Profit (Loss)	170,411	(344,096)
Operating Expenses	7,009,514	8,449,934
Loss from Operations	(6,839,103)	(8,794,030)
Net Loss	(8,327,887)	(6,698,893)
Net Loss per Share — Basic and Diluted	$(0.25)	$(0.15)

Statement of Cash Flow Data:
Net Cash Used in Operating Activities	$(5,185,067)	$(5,356,937)
Net Cash Used in Investing Activities	(48,214)	(38,450)
Net Cash Provided by Financing Activities	2,776,000	6,294,076

Balance Sheet Data:

	2010	2009
Total Assets	$3,579,916	$6,059,321
Related Party Notes Payable, Net of Debt Discount	6,512,121	1,836,837
Total Liabilities	19,259,648	15,703,734
Total Stockholders’ Deficit	(15,679,732)	(9,644,413)
Going Concern
     The Company’s consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at December 31, 2010, the Company had an accumulated deficit of $(45,120,210), a working capital deficit of $(15,057,791) and cash and cash equivalents (including restricted cash) of $133,861. Additionally, the Company used cash in operations of $(5,185,067) during the year ended December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     The Company has filed a registration statement in connection with a proposed public offering of its securities. Management has been implementing cost reduction strategies and believes that its cash from operations, together with the net proceeds of that offering, will be sufficient to allow the Company to continue as a going concern through at least December 31, 2011; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations. The Company also anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. We cannot assure you that such financing will be available on a timely basis, on acceptable terms or at all.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.
Overview
     T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd. (collectively, the “Company”, “we”, “our”), develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series ESV, is an electric, three-wheel stand-up vehicle that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.
     The Company has entered into a distribution agreement with CT&T pursuant to which the Company has the exclusive right to market and sell the CT Series Micro Car, which is a low speed, four-wheel electric car, in the U.S. to the government, law enforcement and security markets. The Company is also currently developing the Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. The Company anticipates introducing the Electric/Hybrid Vehicle in late 2011.
Going Concern
     The Company’s consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (March 16, 2006) and has used substantial amounts of working capital in its operations. Further, at December 31, 2010, the Company had an accumulated deficit of $(45,120,210), a working capital deficit of $(15,057,791) and cash and cash equivalents (including restricted cash) of $133,861. Additionally, the Company used cash in operations of $(5,185,067) during the year ended December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     The Company has filed a registration statement in connection with a proposed public offering of its securities. Management has been implementing cost reduction strategies and believes that its cash from operations, together with the net proceeds of that offering, will be sufficient to allow the Company to continue as a going concern through at least December 31, 2011; however, the Company cannot assure you that the offering will be completed on a timely basis, on acceptable terms or at all. As such, we may require additional debt or equity financing in the future to maintain our operations. The Company also anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. We cannot assure you that such financing will be available on a timely basis, on acceptable terms or at all.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:
     Concentrations of Credit Risk
     Cash and Cash Equivalents
     The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At December 31, 2010, the Company did not have cash deposits in excess of the FDIC limit.
     The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.
     Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of December 31, 2010 was $10,000.
     Accounts Receivable
     The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At December 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $50,000 and $37,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
     As of December 31, 2010 and 2009, two customers accounted for approximately 51% and 36% of total accounts receivable, respectively. One customer and no single customer accounted for more than 10% of net revenues for the years ended December 31, 2010 and 2009, respectively.

     Accounts Payable
     As of December 31, 2010 and 2009, no single vendor and one vendor accounted for more than 10% of total accounts payable, respectively. Two vendors and no single vendor each accounted for more than 10% of purchases for the years ended December 31, 2010 and 2009, respectively.
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
Deposits
     Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets.
Impairment of Long-Lived Assets
     We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2009, we performed an annual review of our identified intangible asset related to the GeoImmersive license agreement to assess potential impairment. At December 31, 2009, management deemed the intangible asset to be fully impaired, as management has decided to allocate the resources required to map the data elsewhere. As a result, the remaining value of $625,000 was fully amortized as of December 31, 2009. As of December 31, 2010 and 2009, we do not believe there has been any other impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, note payable, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and because instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value.
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
     Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently, the Company does not have any items classified as Level 1.
     Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently the Company does not have any items classified as Level 2.
     Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the financial instruments.
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
Beneficial Conversion Features and Debt Discounts
     The convertible features of convertible debentures provide for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF were recorded as discounts from the face amount of the respective debt instrument. The Company amortized the discount using the effective interest method through maturity of such instruments.
Revenue Recognition
     We recognize revenues in accordance with the accounting standards. Under the accounting standards, we recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectibility of the resulting receivable is reasonably assured.
     For all sales, we use a binding purchase order as evidence of an arrangement. We ship either FOB shipping point or destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB destination, we record revenue when proof of delivery is confirmed by the shipping company. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. We offer a standard product warranty to our customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first, and have no other post-shipment obligations. We assess collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.
     All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by us for shipping and handling are classified as cost of net revenues.
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

     Share-Based Compensation
     We maintain a stock option plan and record expenses attributable to our stock option plan. We elected to amortize share-based compensation for awards granted on or after March 16, 2006 (date of inception) on a straight-line basis over the requisite service (vesting) period for the entire award.
     We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the accounting standards. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
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
     During 2010 and 2009, the Company issued 1,040,000 and 9,928,504 of additional warrants, respectively, related to convertible debt and during 2009 recorded liabilities related to conversion options. During 2010, the Company exchanged 697,639 of Class A warrants and 250,000 of Class B warrants for 947,639 Class G warrants.

The Company also recorded an additional derivative liability of $275,676 related to the Vision Debentures during the year ended December 31, 2010. The Company estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 and $3,510,751 during 2010 and 2009, respectively. The debt discount will be amortized over the remaining life of the related debt. The change in fair value of the derivative liability will be recorded through earnings at each reporting date.
     During 2010 and 2009, the Company issued additional warrants of 2,310,000 and 5,953,730, respectively, related to Preferred Stock. The Company estimated the fair value of the warrants of $716,236 and $1,740,578, respectively, at the dates of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount will be recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative will be recorded through earnings at each reporting date.
     During 2010 and 2009, the Company recorded a discount on the issuance of Preferred Stock and a corresponding derivative liability of $685,124 and $7,314,273, respectively, related to the anti-dilution provision of the Preferred Stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities will be recorded through earnings at each reporting date.
     During 2010 and 2009, the amortization of the discounts related to the Preferred Stock anti-dilution provision and warrants issued was $3,730,150 and $6,116, respectively, which was recorded as a deemed dividend.
     During the years ended December 31, 2010 and 2009, the Company exchanged 3,500,000 warrants for 2,100,000 shares of common stock and 10,972,769 warrants to 2,263,750 shares of Preferred Stock, respectively, pursuant to the Exchange Agreement. As a result of these exchanges, the Company exchanged warrants with a fair value of $1,208,478 and $1,201,225 during 2010 and 2009, respectively, for shares of common stock valued at $840,000 and preferred stock valued at $1,155,390, resulting in gains on the exchanges of $368,478 and $45,835 during the years ended December 31, 2010 and 2009, respectively.
     During 2009, in connection with the conversion of the Vision Parties’ and Mr. Nam’s note payable, the Company reclassified the fair value of the derivative liability related to the conversion feature of $208,857 to additional paid-in capital.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock. As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.
     As of December 31, 2010, the unamortized discount related to the conversion feature of the Preferred Stock was $4,263,068.
     The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes-Merton option pricing.
     During the years ended December 31, 2010 and 2009, the Company recorded other income of $2,101,067 and $6,184,151, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying consolidated statements of operations.
     Loss Per Share
     Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 54.7 million and 50.5 million shares of common stock were outstanding at December 31, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the anti-dilutive effect on net loss per share.
     Research and Development
We expense research and development costs as incurred.
     Advertising
     Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2010 and 2009 were $12,709 and $4,226, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.
     Commitments and Contingencies
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying consolidated balance sheet. The Company has recorded accrued interest of $4,126 at December 31, 2010.
     Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. The Plaintiff has filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. This motion is scheduled to be heard on April 21, 2011.
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

     Recent Accounting Pronouncements
     In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, we adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our consolidated financial statements.
     Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the years ended December 31, 2010 and 2009. The net revenues from domestic and international sales are shown below:

	For the Years Ended December 31,
	2010	2009
Net revenues:
T3 Series domestic	$3,842,030	$3,654,290
T3 Series international	840,878	963,911
CT Series domestic	—	25,821

Total net revenues	$4,682,908	$4,644,022

Recent Events
     Mr. Nam advanced $1.0 million to the Company in accordance with his loan agreement as follows:

Date of Advance	Amount Advanced
January 7, 2011	$75,000
January 25, 2011	50,000
February 9, 2011	45,000
February 25, 2011	30,000
February 28, 2011	100,000
March 10, 2011	25,000
March 11, 2011	475,000
March 23, 2011	200,000
     On February 4, 2011, the Company’s Board of Directors approved the grant of stock options to certain employees for the purchase of 3,250,000 shares of the Company’s common stock at $0.50 per share.

Results of Operations
The following table sets forth the results of our operations for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Net revenues	$4,682,908	$4,644,022
Cost of net revenues	4,512,497	4,988,118

Gross profit (loss)	170,411	(344,096)

Operating expenses:
Sales and marketing	1,826,736	1,927,824
Research and development	1,602,961	1,395,309
General and administrative	3,579,817	5,126,801

Total operating expenses	7,009,514	8,449,934

Loss from operations	(6,839,103)	(8,794,030)

Other income (expense), net:
Interest income	1,321	2,510
Other income, net	2,487,310	5,565,869
Interest expense	(3,976,615)	(3,472,442)

Total other income (expense), net	(1,487,984)	2,095,937

Loss before provision for income taxes	(8,327,087)	(6,698,093)
Provision for income tax	800	800

Net loss	(8,327,887)	(6,698,893)
Deemed divided to preferred stockholders	(3,730,149)	(6,116)

Net loss attributable to common stockholders	$(12,058,036)	$(6,705,009)

Other comprehensive income (loss):
Foreign currency translation income (loss)	344	(632)

Comprehensive loss	$(8,327,543)	$(6,699,525)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.25)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	47,689,785	44,445,042

     Net Revenues. Net revenues are primarily from sales of the T3 Series, T3i Series, power modules, chargers, related accessories and service. Net revenues increased $38,886, or 0.8%, to $4,682,908 for the year ended December 31, 2010, compared to the same period of the prior year. The increase was primarily due the expansion into new markets, increase in orders placed due to the slight economic recovery, achieving a higher average selling price per unit and an increase in service and parts revenue. These increases were offset in part by certain of our customers deferring purchasing decisions, thereby lengthening our sales cycles, as well as vendor supply issues resulting in orders placed by customers not being shipped during the last half of the year coupled with our short supply of cash to adequately purchase parts in a timely and cost-effective manner to meet our orders. The delays in our parts due to our increased vendor lead times along with our inadequate cash position, has resolute in increased backlog. To date, we have not experienced cancelled orders. We anticipate that the proceeds from the offering will reduce our delays and also allow us to place orders with our vendors in accordance with their current lead times, therefore should return our lead times back to our standard of approximately 4-6 weeks. Our backlog at December 31, 2010 was approximately $2.2 million.
     Cost of net revenues. Cost of net revenues primarily consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues decreased $(475,621), or (9.5%), to $4,512,497 for the year ended December 31, 2010, compared to the prior year. This decrease in cost of revenues is attributable to management’s cost reduction strategy and lower warranty cost experience due to increase in product reliability. The decrease was offset in part by increased shipping costs due to our cash position and the inability to purchase product at the appropriate lead times to prevent overnight or air freight charges, thereby increasing our costs. The decrease in cost of revenues was also offset by the addition of $65,000 to inventory reserve for the year ended December 31, 2010.

     Gross profit (loss). During 2010, management has continued to source lower product costs, increase production efficiencies and experienced lower warranty costs, offset in part by cash constraints resulting in increased shipping costs, inventory reserve and vendor supply issues, resulting in gross profit of $170,411, compared to a gross loss of $(344,096) for the prior year. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue over the next year. Gross profit (loss) margin was 3.6% and (7.4%), respectively, for the years ended December 31, 2010 and 2009.
     Sales and marketing. Sales and marketing decreased by $(101,088), or (5.2%), to $1,826,736 for the year ended December 31, 2010, compared to the prior year. The decrease in sales and marketing expense is attributable to a reduction in salaries and commissions due to restructuring of commission plans and decreases in trade show and travel expenses.
     Research and development. Research and development costs generally consist of development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense increased by $207,652, or 14.9%, to $1,602,961 for the year ended December 31, 2010, compared to the prior year. The increase was primarily attributable to the costs associated to build the electric/hybrid vehicle prototype.
     General and administrative. General and administrative expenses decreased $(1,546,984), or (30.2%), to $3,579,817, for the year ended December 31, 2010 compared to the prior year. The decrease was primarily due to decreases in salaries, legal expenses, stock compensation expenses and accounting compliance costs.
     Other income (expense),net. Other income (expense ), net decreased $(3,583,921) to ($1,487,984) for the year ended December 31, 2010 primarily due to the change in the fair value of the derivative liabilities and the amortization of debt discount when compared to the prior year.
     Deemed dividend. During 2010, as a result of the issuance of Series A convertible preferred stock, we recorded a deemed dividend related to the amortization of discounts on the preferred stock of $3,730,149 for the year ended December 31, 2010 compared to $6,116 for the prior year.
     Net loss attributable to common stockholders. Net loss attributable to common stockholders for the year ended December 31, 2010, was $(12,058,036), or $(0.25) per basic and diluted share compared to $(6,705,009), or $(0.15) per basic and diluted share, for the prior year.
     LIQUIDITY AND CAPITAL RESOURCES
     Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings, raising $3,666,000 and $6,493,905 in 2010 and 2009, respectively. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2010, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $(45.1) million and $(15.1) million, respectively, as of December 31, 2010, which raises substantial doubt about our ability to continue as a going concern.
     Management believes that cash from operations, together with the net proceeds of the offering, should be sufficient to allow the Company to continue as a going concern through at least December 31, 2011; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations. The Company also anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. We cannot assure you that such financing will be available on a timely basis, or acceptable terms or at all.
     During 2010, the Company has obtained equity financing from third parties of approximately $1.2 million, received proceeds from related-party loans of approximately $2.5 million and refinanced the outstanding balance of the $1.0 million related to the note to Immersive Media Corp. (“Immersive”). The board of directors has allowed for Ki Nam, the Company’s CEO and chairman of the board to loan the Company up to $2.5 million and additional stockholders to loan the Company up to $1.0 million. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Until management achieves our cost reduction strategy and is able to generate sales to realize the benefits of the strategy and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements We will continue to raise additional equity and/or financing to meet our working capital requirements.
     Our principal sources of liquidity are cash and receivables. As of December 31, 2010, cash and cash equivalents (including restricted cash) were $133,861, or 3.7%, of total assets compared to $2,580,798, or 42.6% of total assets as of December 31, 2009. The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities.
     Cash Flows
     For the Years Ended December 31, 2010 and 2009
     Net cash flows used in operating activities for the years ended December 31, 2010 and 2009 were $(5,185,067) and $(5,356,937), respectively. For the year ended December 31, 2010, cash flows used in operating activities related primarily to the net loss of $(8,327,887), offset by net non-cash reconciling items of $2,245,845. Further contributing to the decrease were increases in prepaid expenses and other current assets, restricted cash and related party payables of $(89,470), $(10,000) and $(52,958), respectively. Net cash flows used were offset in part by decreases in accounts receivable, inventories, and deposits and increases in accounts payable of $139,400, $104,670, $31,888, and $773,445, respectively.
     For the year ended December 31, 2009, cash flows used in operating activities related primarily to the net loss of $(6,698,893), offset by net non-cash reconciling items of $295,988 and a decrease in accounts payable of $(719,720). Net cash flows used were offset in part by decreases in accounts receivable, inventories, and prepaid expenses other current assets of $689,343, $645,254, and $450,798, respectively.
     Net cash used in investing activities was $(48,214) and $(38,450) for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, cash flows used in investing activities related primarily to purchases of property and equipment of $(62,469). For the year ended December 31, 2009, cash flows used in investing activities related primarily to purchases of property and equipment of $(36,040).
     Net cash provided by financing activities was $2,776,000 and $6,294,076 for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, cash flows provided by financing activities related primarily to proceeds received from related party notes of $2,511,000, proceeds from the sale of stock of $1,155,000, offset in part by repayment of notes payable, rescission of common stock and repayment of loans/advances from related parties of $250,000, $250,000 and $390,000, respectively.
     For the year ended December 31, 2009, cash flows provided by financing activities related primarily to proceeds received from related party notes of $4,514,963, proceeds from the sale of stock of $1,978,942, offset in part by repayment of notes payable of $199,829.
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

     The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual Obligation	Total	1 Year	1-3 Years
Related party notes payable	$6,621,000	$4,500,000	$2,121,000
Note payable	243,468	243,468	—
Operating lease	514,000	305,000	209,000

Total Contractual Obligations	$7,378,468	$5,048,468	$2,330,000

     Off-Balance Sheet Arrangements
     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.
     Warrants
     From time to time, we issue warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employee consultants for services rendered or to be rendered in the future. Warrants issued in conjunction with equity, are recorded to equity as exercised.
     The following table summarizes the warrants issued and outstanding as of December 31, 2010:

Warrants Outstanding & Exercisable	Exercise Price	Expiration Date
120,000	$1.54	3/31/2013
274,774	$1.65	12/29/2014
1,953,730	$0.70	12/29/2014
4,000,000	$0.70	12/30/2014
1,600,000	$0.70	2/2/2015
947,639	$0.70	3/31/2015
710,000	$0.70	3/22/2015
1,040,000	$0.70	4/30/2015
50,000	$0.70	8/25/2015
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
     Interest Rates. Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2010 and 2009, we have $133,861 and $2,580,798, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The required financial statements are included in a separate section of this report commencing on page F-1, and are hereby incorporated into this Item 8 by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2010, our internal control over financial reporting was not effective at the reasonable assurance level:
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
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b) Changes in internal control over financial reporting
     The following change in our internal control over financial reporting occurred during the quarter ended December 31, 2010, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
•	We have standardized our shipping terms to be FOB shipping point and have implemented review and sign off procedures of approval of any deviation from the standard shipping terms.
     We have initiated the following corrective actions, which management believes are reasonably likely to materially affect over our financial reporting as they are designed to remediate the material weaknesses as described above:
•	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.
•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.
•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.
     We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2011.
ITEM 9B. OTHER INFORMATION
Item 1. Legal Proceedings.
          With the exception of the following, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. We are also unaware of any proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our Company.
          Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying consolidated balance sheet. The Company has recorded accrued interest of $4,126 at December 31, 2010.
          Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. The Plaintiff has filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. This motion is scheduled to be heard on April 21, 2011.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
     The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2010. Also provided below are a brief description of the business experience during the past five years of each director, executive officer and significant employee during the past five years, an indication of directorships currently held, or held at any time since January 1, 2006, by each director in other companies subject to the reporting requirements under the Federal securities laws, and certain other information and attributes that our nominating committee determined qualify our directors to service in such capacity. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Positions Held:
Ki Nam	51	Chief Executive Officer and Chairman
Kelly J. Anderson	43	Executive Vice President, Chief Financial Officer and President
Noel Chewrobrier	46	Vice President International Sales
Dave Fusco	60	Vice President Domestic Sales
David Snowden	66	Director
Steven Healy	50	Director
Mary S. Schott	50	Director
Rob Thomson(1)	34	Director

(1)	Mr. Thomson was appointed to our Board of Directors in February 2010 pursuant to the Securities Purchase Agreement entered into on December 30, 2009 between us and Vision Opportunity Master Fund, Ltd. (“VOMF”). Pursuant to this agreement, VOMF may designate one nominee to our Board of Directors.
Biographical Information
     Ki Nam has served as the Chief Executive Officer of T3 Motion since March 16, 2006. Mr. Nam founded Paradigm Wireless Company in 1999, a supplier of quality wireless equipment to the telecom industry, and Aircept founded in 2000, a leading developer, manufacturer, and service provider in the Global Positioning System (GPS) marketplace. In 2001, Mr. Nam founded Evolutionary Electric Vehicles (EEV) to provide high performance motor-controller packages to the emerging hybrid and electric vehicle market. Prior to founding his own companies, Mr. Nam co-founded Powerwave Technologies, Inc., a publicly-held company, where he held the position of Executive Vice President, Business Development. We believe Mr. Nam is qualified to serve as a director as a result of his insight, detailed understanding of electric vehicles and our technologies, and information related to the Company’s strategy, operations, and business. As founder of T3 Motion, his vision and know-how have been instrumental in the development of our products and business. His prior experience as the Chief Executive Officer of EEV and his experience at Powerwave Technologies, Inc. also have afforded him with strong leadership skills and a broad technology background.
     Kelly J. Anderson, has been the President since April 2010 and Executive Vice President, Chief Financial Officer since March 2008 and served as a director of the Company from January 2009 until January 2010. From 2006 until 2008, Ms. Anderson was Vice President at Experian, a leading credit report agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., all of which were real estate investment funds managed by TripleNet Properties. From 1996 to 2004, Ms. Anderson held senior financial positions with The First American Corp., a Fortune 500 title insurance company.

     Noel Chewrobrier has been Vice President of International sales since 2007. Over the past 15 years, Noel has held various senior executive sales management positions at various technology companies located in the U.K. and in the U.S., at the following companies: Tecan UK and USA (Executive Vice President from 1995 to 2004, and President from 2004 to 2007); Homark Ltd. (Global Sales Manager from 1989 to 1995); and Fast Moving Consumer Goods (Sales and Marketing Regional Manager from 1986 to 1995).
     David Fusco was named Vice President, Domestic Sales, on October 1, 2010. Over the past 25 years David has held senior executive sales management positions at Texas Instruments, Compaq Computer, and Hewlett-Packard. From 2006 to October 2010, David founded Andal Holdings, LLC, and provided sales and management consulting services to a variety of companies. David holds a B.S. degree from Miami University in Oxford, OH.
     David Snowden has served as a director of the Company since 2007, Mr. Snowden has been the Chief of Police of Beverly Hills for the past seven years. He has over 40 years of professional experience including holding positions as Chief of Police for Beverly Hills (2003- current), Costa Mesa (1986-2003), and Baldwin Park (1980-1986). Chief Snowden has held numerous Presidential positions including Police Chief’s Department of the League of Cities (1993), Orange County Chief’s and Sheriff’s Association (1990) and was Chairman of the Airbourne Law Enforcement. Chief Snowden was inducted to the Costa Mesa Hall of Fame in 2003 and was voted top 103 most influential persons on the Orange Coast for 12 years. We believe Mr. Snowden is suited to serve as a director of T3 Motion due to his deep experience in and understanding of the law enforcement industry and his contacts within that industry. Mr. Snowden’s experience and background with police departments and municipalities has enabled the Board and the Company to better understand the needs and interests of some of our primary clients.
     Steven Healy has served as a director of the Company since 2007, Mr. Healy has been the Director of Public Safety at Princeton University since 2003, and was the President of the International Association of Campus Law Enforcement Administrators (IACLEA) until June 2007. He has served as a member of the IACLEA Government Relations Committee for the past 10 years and is active with issues regarding the Clery Act. Chief Healy was recently appointed by the governor of New Jersey to serve on the state’s Campus Security Task Force. Prior to his position at Princeton University, Mr. Healy was the Chief of Police at Wellesley College in Wellesley, MA. He also served as Director of Operations at the Department of Public Safety at Syracuse University. During his tenure at Wellesley College, Chief Healy was the IACLEA North Atlantic Regional Director and President of the Massachusetts Association of Campus Law Enforcement Administrators. We believe Mr. Healy is suited to serve as a director of T3 Motion due to his experience in private security markets, and in particular with campus security issues, as well as his understanding of law enforcement, in general.
     Mary S. Schott has served as a director of the Company since 2009 and has over 25 years experience in the accounting finance functions with extensive experience in finance and accounting compliance and systems including SOX applications. Ms. Schott has been the Chief Financial Officer of San Manuel Band of Serrano Mission Indians since 2008. A CPA and MBA, Ms. Schott served as Chief Accounting Officer of First American Title Insurance Company, a division of First American Corporation for three years and held various finance and accounting functions for the previous 17 years at First American. Ms. Schott was the President and Treasurer of the First American Credit Union for eight years. We believe Ms. Schott is qualified to serve as a director due to her experience as a Chief Financial Officer of a public company and as a CPA and MBA, as well as her ability to understand any technical financial issues that may be raised by our independent registered public accounting firm from time to time. Ms. Schott has extensive knowledge and background relating to accounting and financial reporting rules and regulations, as well as internal controls and business processes.
     Rob Thomson, has served as a director of the Company since 2010, Mr. Thomson has been a Director at Vision Capital Advisors, LLC since 2007, a New York based private equity manager, where he oversees the firm’s growth equity investments in consumer retail, industrials, and homeland defense and security companies. Vision Capital Advisors LLC is the manager of two funds that hold debt and equity securities of the Registrant — Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Funds LP. At Vision, Mr. Thomson manages investment opportunities for the funds and works closely with its portfolio companies in executing their growth plans. He currently sits on the Board of Directors for Juma Technology Corp., a converged network integrator and software developer based in New York that trades on the OTC Bulletin Board and Microblend Technologies, Inc.,

a private company that is a developer of automatic paint creation systems for retailers. From 2005 to 2007, Mr. Thomson was the Managing Director of The Arkin Group, LLC in charge of operations, financial management and growth strategies for this international business intelligence firm. Mr. Thomson has an MBA from the Harvard Business School and a B.A. degree from Haverford College. He has studied Chinese language and history at Nankai University in China and Tunghai University in Taiwan. Mr. Thomson is also a term member at the Council on Foreign Relations. We believe Mr. Thomson is qualified to serve on our board as a result of his broad experience advising other emerging growth companies and experience with other companies in our target markets. Mr. Thomson also has a deep understanding of capital markets, mergers and acquisitions, business restructuring, business development, as well as fundraising and investment strategies.
Family Relationships
     There are no family relationships among our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
     Not Applicable.
Code of Conduct and Ethics
     We adopted a Code of Conduct and Ethics in 2011 that applies to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the Board of Directors. Our Code of Conduct and Ethics will be available on our website at www.t3motion.com. A copy of our code of conduct and ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 2990 Airway Avenue, Building A, Costa Mesa, California 92626.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors
     There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.
Board Committees
     Our Board has an audit committee, a compensation committee and a nominating committee, each of which has the composition and the responsibilities described below.
     Audit Committee. Our audit committee oversees our corporate accounting and financial reporting process and assists the Board in monitoring our financial systems and our legal and regulatory compliance. Our audit committee is authorized to, among other things, to assist the Board’s oversight of the following:
•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualification and independence of our independent auditors; and

•	the performance of the Company’s auditor qualifications and the work of our independent auditors.
     Our audit committee currently consists of Mary Schott (Chairperson) and Dave Snowden. The Board of Directors has determined that Ms. Schott is an “audit committee financial expert” as defined by the SEC’s rules, and she qualifies as an independent director as defined by the SEC’s rules and by the NYSE Amex rules.
     Compensation Committee. Our compensation committee oversees, and makes recommendations to the Board regarding the annual salaries and other compensation of the Company’s executive officers, the Company’s general employee compensation and the Company’s other compensation policies and practices. The compensation committee is also responsible for administering the Company’s 2007 Plan and 2010 Plan. Our compensation committee currently consists of Mary Schott (Chairperson) and Steven Healy.
     Nominating Committee. Our nominating committee assists the Board in reviewing and recommending nominees for election as directors, as well as establishing procedures to address stockholder proposals and the structure of the board and its committees. The members of our nominating committee are Dave Snowden (Chairman) and Steven Healy. Our board of directors may from time to time establish other committees.
ITEM 11. EXECUTIVE COMPENSATION
     The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2010 and 2009 by (i) our Chief Executive Officer (principal executive officer) ((ii) our two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 in 2010, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. The persons listed in the summary compensation table below are referred to in this report as our “Named Executive Officers.”
Executive Compensation — Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)
Ki Nam,	2010	$190,000	$—	$—	$114,900	$—	$304,900
Chief Executive Officer and Chairman(2)	2009	150,000	—	—	—	—	150,000
Kelly J. Anderson,	2010	187,962	—	—	229,800	—	417,762
Executive Vice President, President and	2009	175,000	—	—	—	—	175,000
Chief Financial Officer

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2010 and 2009 with respect to stock options granted, as determined pursuant to the accounting standards. See Note 11 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)	Pursuant to Mr. Nam’s employment agreement, his annual salary is $190,000, commencing January 1, 2010. Mr. Nam has elected to defer payment of the $40,000 increase in his base salary in 2010 until the completion of the Company’s next round of financing, which may include the Company’s pending public offering.

Employment Agreements
     Ki Nam
     The Company entered into a written employment agreement with Mr. Ki Nam on August 13, 2010 in which it agreed to employ Mr. Nam during the term of such agreement as its Chief Executive Officer. The initial term of Mr. Nam’s employment expires on December 30, 2011, but the agreement automatically renews, annually, upon the terms and conditions set forth in this agreement unless terminated by either party by giving written notice 60 days prior to the expiration of the then term.
     For the period of one year commencing on January 1, 2010, the Company shall pay Mr. Nam a base salary of $190,000 per annum. During his employment and any renewal or extension period thereafter, Mr. Nam shall be entitled to receive, on March 15 of each calendar year, an annual bonus based upon an approved budget by the Company’s board of directors and/or its compensation committee.
     If the Board determines that the Company does not have sufficient cash available to make the above described cash obligations, the Board may, in its discretion, make such payments in stock, but at no time shall the cash payment due under the cash obligation fall below one third of the payment obligation. Mr. Nam shall be eligible to participate in any compensation plan or program (401(k) plan and stock option plan) maintained by the Company in which other executives or employees of the Company participate, on similar terms. The Company shall provide to Mr. Nam and his family, during the employment with coverage under all employee medical, dental and vision benefit programs, plans or practices adopted by the Company and made available to all employees of the Company. Mr. Nam shall be entitled to four weeks paid vacation in each calendar year (but no more than ten consecutive business days at any given time).
     The Company may terminate Mr. Nam’s employment at any time for any reason. If Mr. Nam’s employment is terminated by the Company other than for Cause (as defined in such agreement), Mr. Nam shall receive a severance payment equal to twelve months’ base salary and twelve months’ benefits, and any earned and/or accrued bonus, as in effect immediately prior to such termination, payable in accordance with the ordinary payroll practices of the Company, but not less frequently than semi-monthly following such termination of employment. In the event that Mr. Nam’s employment is terminated (i) by the Company for Cause; (ii) by Mr. Nam on a voluntary basis; (iii) as a result of Mr. Nam’s permanent disability; or (iv) by Mr. Nam’s death, he or his estate shall only be entitled to receive base salary and bonuses already earned and accrued through the last day of his employment. In the event of termination by Mr. Nam’s death or permanent disability, all such benefits identified under the employment agreement shall be maintained and in effect for twelve (12) additional months by the Company. Any and all such unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest.
     If Mr. Nam’s employment with the Company is terminated by the Company (other than upon the expiration of the Employment terms, for Cause, or by reason of disability, or upon Mr. Nam’s death) at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control of the Company (as defined in such agreement), or if Mr. Nam’s employment with the Company is terminated by him for Good Reason (as defined in such agreement) within six (6) months after a Change in Control, or if Mr. Nam’s employment with the Company is terminated by Mr. Nam for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then the Company shall pay to Mr. Nam: (i) any accrued, unpaid base salary payable as in effect on the date of termination, (ii) any unreimbursed business expenses and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (A) twice Mr. Nam’s annual rate of base salary, as in effect as of the date of termination, plus (B) two times Mr. Nam’s target bonus for the fiscal year of the Company in which the date of termination occurs.
     In the event Mr. Nam is entitled to the severance benefits, each stock option exercisable for shares of Company common stock granted under the Company’s stock incentive plan that is held by Mr. Nam, if then outstanding, shall become immediately vested and exercisable with respect to all of the shares of Company common stock subject thereto on the date of termination and shall be exercisable in accordance with the provisions of the Company’s stock incentive plan and option agreement pursuant to which such option was granted. In addition, in the event Mr. Nam is entitled to severance benefits, a restricted stock award and restricted shares of the Company common stock granted under the Company’s stock incentive plan that is held by Mr. Nam that is subject to a forfeiture, reacquisition or repurchase option held by the Company shall become fully vested, nonforfeitable and no longer subject to reacquisition or repurchase by the Company or other restrictions on the date of termination.
          Mr. Nam shall not, without the prior written consent of the Company, use or make accessible to any other person, any confidential information pertaining to the business or affairs of the Company, except (i) while employed by the Company, in the business of and for the benefit of the Company, or (ii) when required to do so by applicable law.
          Mr. Nam has also agreed for the two years following his termination of employment, he and his affiliates will not directly or indirectly, through any other person, (i) employ, solicit or induce any individual who is, or was at any time during the one (1) year period prior to the termination date, an employee or consultant of the Company, (ii) cause such individual to terminate or refrain from renewing or extending his or her employment by or consulting relationship with the Company, or (iii) cause such individual to become employed by or enter into a consulting relationship with a competitor, the Company and its affiliates or any other individual, person or entity.
          Mr. Nam and his affiliates also shall not solicit, persuade or induce any customer to terminate, reduce or refrain from renewing or extending its contractual or other relationship with the Company in regard to the purchase of products or services, performed, manufactured, marketed or sold by the Company or any other person. Mr. Nam and his affiliates shall not solicit, persuade or induce any supplier to terminate, reduce or refrain from renewing or extending his or its contractual or other relationship with the Company. During the term of his employment, Mr. Nam shall not engage or assist others to engage in a competing business.
     Kelly Anderson
          The Company entered into a written employment agreement with Kelly Anderson on April 17, 2010. The term of this agreement continues until December 30, 2011 but it automatically renews for an additional one year period unless either the Company or Ms. Anderson give the other party written notice of at least 60 days prior to the expiration of the then term. Pursuant to this agreement, Ms. Anderson’s base salary for the first year of the agreement is $190,000 per year, and she is eligible to receive an annual bonus based upon an approved budget and other requirements as established from time to time by the Company’s Board of Directors and/or its Compensation Committee. If the Board determines that the Company does not have sufficient cash available to make the foregoing cash obligations, the Board may, in its discretion, make such payments in stock, but at no time shall the cash payment due under the cash obligation fall below one third of the foregoing payment obligation to Ms. Anderson.
          While the Company may terminate Ms. Anderson’s employment at any time for any reason, if the Company terminates her employment for other than for Cause (as defined in such agreement), she shall receive (a) a severance payment equal to six (6) months’ of her then Base Salary; (b) continuation of her insurance benefits for six (6) months following her termination; and (c) any earned and/or accrued bonus, as in effect immediately prior to such termination, payable in accordance with the ordinary payroll practices of the Company, but not less frequently than semi-monthly following such termination of employment.
          In the event (i) the Company terminates Ms. Anderson’s employment for Cause (as defined in the employment agreement), (ii) she voluntarily resigns from the Company; or (iii) her termination is as a result of her Permanent Disability (as defined in the agreement); or (iv) her termination is due to her death, then Ms. Anderson or her estate shall only be entitled to receive any base salary or bonus earned and accrued through the date of her termination of employment. Notwithstanding the foregoing, in the event her termination is due to her death or Permanent Disability, her salary and benefits will also continue for six months after her termination, and any of her unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest upon her termination.
          If (a) Ms. Anderson’s employment with the Company is terminated by the Company (other than upon the expiration of her employment term under the agreements, for Cause, or by reason of a Permanent Disability, or upon Executive’s death)at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control (as defined in the agreement), or (b) if she resigns for Good Reason (as defined in the agreement)

within six (6) months after a Change in Control, or (c) her employment with the Company is terminated by Ms. Anderson for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then the Company shall be required to pay to Ms. Anderson the following benefits: (i) any accrued, unpaid base salary payable as in effect on her termination date; (ii) any unreimbursed business expenses; and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (i) her annual base salary then in effect, plus her Target Bonus (as defined in the agreement) for the fiscal year of the Company during which her termination occurs.
          In the event Ms. Anderson is entitled to the severance benefits under her employment agreement, all of her outstanding stock options granted under the Company’s stock incentive plan shall immediately vest and become exercisable and any restricted stock award and restricted shares of the Company common stock granted to Ms. Anderson under the Company’s stock incentive plan that is subject to a forfeiture, reacquisition or repurchase option held by the Company shall become fully vested, nonforfeitable and no longer subject to reacquisition or repurchase by the Company or other restrictions as of her termination date.
          Following her termination of employment, Ms. Anderson shall continue to be subject to certain confidentiality obligations and is also subject to certain nonsolicitation obligations contained in the agreement for two years following her termination concerning certain of the Company’s current and prior employees and consultants.
          Other than such arrangements described above, we have no other formal employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
          The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2010:

Option Awards					Stock Awards
								Equity
								Incentive
							Equity	Plan Awards:
							Incentive	Market or
						Market	Plan Awards:	Payout Value
	Number of	Number of			Number	Value of	Number of	of Unearned
	Securities	Securities			of Shares	Shares or	Unearned	Shares, Units
	Underlying	Underlying			or Units of	Units of	Shares, Units	or Other
	Unexercised	Unexercised	Option	Option	Stock that	Stock that	or Other	Rights that
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not	Rights that	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)	Have Not Vested (#)	Vested ($)
Ki Nam	—	300,000	$0.50	7/21/2020	—	$—	—	$—
	1,000,000	—	0.77	12/10/2017	—	—	—	—
Kelly J. Anderson	—	600,000	0.50	7/21/2020	—	—	—	—
	137,500	62,500	0.60	3/17/2018	—	—	—	—
	104,167	95,833	0.50	11/13/2018	—	—	—	—

(1)	Each option vests as follows: 25% of the option shares vest on the first anniversary of the grant date and the balance vest on 36 equal monthly installments thereafter. The option expiration date indicated with respect to each option is the tenth anniversary of the grant date with respect to such option.

Director Compensation
     The Company pays each of its non-employee directors a $20,000 cash retainer for the director’s participation on the Board and its committees. The Board pays no additional fees for attending meetings or telephone conferences. The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for 2010.

	Fees Earned or
Name (1)	Paid in Cash ($)		Option Awards($)(2)		Total ($)
Ki Nam(3)	$—		$—		$—
Steven Healy	20,000		18,390		38,390
David Snowden	20,000		18,390		38,390
Mary S. Schott	20,000		18,390		38,390
Robert Thomson	—	(4)	18,390	(5)	18,390

(1)	The Company has not granted any stock awards to its non-employee directors and no such awards were outstanding at fiscal year end. As of December 31, 2010, the non-employee directors held options for the following number of shares of common stock: Steven Healy — 100,000; David Snowden — 100,000; Mary S. Schott — 100,000; and Robert Thomson — 50,000.

(2)	Amounts represent the aggregate grant date fair value of the stock or option award calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures, or, with respect to re-priced options. See Note 11 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)	Mr. Nam does not receive compensation for serving as a director of the Company. His compensation for serving as an officer of the Company is reflected in the table titled “Summary Compensation Table.”

(4)	Mr. Thomson has waived his annual cash retainer Board fee for 2010.

(5)	Such options are expected to be assigned to Vision Capital Advisors or its affiliates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements
     Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock or Series A convertible preferred stock and as to the security and percentage ownership of each executive officer and director of the Company (including our Named Executive Officers) and all officers and directors of the Company as a group as of February 28, 2011.
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

     Unless otherwise indicated, the address of each beneficial owner listed below is 2990 Airway Avenue, Building A., Costa Mesa, California 92626.

				Number of	Percentage of
	Number of	Percent of		Shares of	Shares of
	Shares of	Shares of		Series A	Series A
	Common Stock	Common Stock		Preferred Stock	Preferred Stock
	Beneficially	Beneficially		Beneficially	Beneficially
Name of Beneficial Owner and Address	Owned(1)	Owned(1)(2)		Owned	Owned(13)
Executive Officers and/or Directors:
Ki Nam	33,237,464	59.5	%(3)	976,865	8.5%
Kelly Anderson	258,333	*	(4)	—	—
David Snowden	100,000	*	(5)	—	—
Steven Healy	100,000	*	(6)	—	—
Mary S. Schott	100,000	*	(7)	—	—
Robert Thomson	6,033,604	11.9	%(8)	12,870,698	85.8	%(14)
5% Stockholders:
Immersive Media Corp.	4,473,342	8.4	%(9)	—	—
Vision Opportunity Master Fund, Ltd.	5,147,635	10.2	%(10)	10,951,765	73.0%
Total Force International Limited	8,000,000	14.6	%(11)	—	—
Vision Capital Advantage Fund	2,614,090	4.9	%(15)	1,918,933	16.7%
All Executive Officers and Directors as a Group (7 persons)	39,829,401	70.6	%(12)	13,847,563	92.3%

*	Holders beneficially own less than 1%.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	As of February 28, 2011, there were 50,658,462 shares of common stock issued and outstanding.

(3)	This number includes 27,155,230 shares of common stock, 1,953,730 shares of common stock issuable upon conversion of the preferred stock held by Mr. Nam, and 2,228,504 shares of common stock issuable upon exercise of warrants held by The Nam Family Trust Dated 02/17/07, Ki Nam and Yeong Hee Nam as the Trustees. This number also includes 900,000 shares of common stock held by Justin Nam, who is the son of this stockholder. Further, this number does not include 900,000 shares of common stock held by Michelle Nam, who is the adult daughter of this stockholder and does not reside in the same household as Mr. Nam. This amount includes 1,000,000 shares subject to an option to purchase common stock. Thus, the percentage of common stock beneficially owned by Mr. Nam is based on a total of 55,840,696 shares of common stock.

(4)	This number includes options to purchase 258,333 shares of common stock held by Ms. Anderson. Thus, the percentage of common stock beneficially owned by Ms. Anderson is based on a total of 50,916,785 shares of common stock.

(5)	This number includes options to purchase 100,000 shares of common stock held by Mr. Snowden. Thus the percentage of common stock beneficially owned by Mr. Snowden is based on a total of 50,758,462 shares of common stock.

(6)	This number includes options to purchase 100,000 shares of common stock held by Mr. Healy. Thus the percentage of common stock beneficially owned by Mr. Healy is based on a total of 50,758,462 shares of common stock.

(7)	This number includes options to purchase 100,000 shares of common stock held by Ms. Schott. Thus, the percentage of common stock beneficially owned by Ms. Schott is based on a total of 50,758,462 shares of common stock.

(8)	Robert Thomson has been designated by Vision Opportunity Master Fund, Ltd. to our board of directors. The reported securities are owned directly by Vision Opportunity Master Fund, Ltd. (“VOMF”) and its affiliate Vision Capital Advantage Fund, L.P. (“VCAF”), and together with VOMF, the “Vision Entities”), and Mr. Thomson has no direct interest in these shares. VOMF and VCAF are the direct owners of the subject securities. VCAF GP, LLC (the “General Partner”) serves as general partner of VCAF; the Managing Member of the General Partner is Adam Benowitz. Vision Capital Advisors, LLC (the “Investment Manager”) serves as investment manager to VOMF and VCAF. Adam Benowitz is the Managing Member of the Investment Manager. Robert Thomson currently serves as VOMF’s and VCAF’s representative on our board of directors; VOMF and VCAF may be deemed a director by virtue of their right to appoint a director. The 5,983,604 shares listed represent the 5,097,635 and 885,969 common shares held by VOMF and VCAF, respectively, as well as (all figures given in the aggregate) options to purchase up to 50,000 shares of our common stock. This number excludes (a) the 10% Convertible Promissory Notes (the “Notes”) currently convertible into 7,000,000 shares of our common stock and 7,000,000 warrants, (b) 7,451,765 shares of Series A convertible preferred stock convertible into 14,903,530 shares of our common stock held by VOMF, and (c) the 1,918,933 shares of Series A convertible preferred stock convertible into 3,837,766 shares of our common stock held by VCAF due to beneficial ownership limitations. The Notes and the Series A convertible preferred stock owned by VOMF and VCAF are subject to a beneficial ownership limitation such that at no time may VOMF or VCAF convert all or a portion of such securities if the number of shares of common stock to be issued pursuant to such conversion when aggregated with all other shares of common stock owned by VOMF, VCAF and its affiliates at such time, would exceed the number of shares of common stock which would result in VOMF, VCAF and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of our common stock outstanding at such time; provided, however, that upon VOMF or VCAF providing us with sixty-one (61) days notice that VOMF or VCAF can waive the beneficial ownership limitation with regard to any or all shares of common stock issuable upon conversion of such securities. The Company and the Vision Entities (as defined below) are in negotiations to amend the Notes and the Company’s preferred stock certificate of designation to remove the beneficial ownership limitation, but we cannot assure you that such modification will be approved. Each of VOMF, VCAF, the Investment Manager, the General Partner, Mr. Benowitz and Mr. Thomson and any affiliate (collectively, the “Vision Entities”) disclaims beneficial ownership of all securities reported herein, except to the extent of his or its pecuniary interest therein, if any, and this report shall not be deemed an admission that such Vision Entities are the beneficial owner of the shares for purposes of Section 16 of the Exchange Act or for any other purpose. Mr. Thomson disclaims beneficial ownership of all securities reported herein. Thus, the percentage of common stock beneficially owned by Robert Thomson is based on a total of 50,708,462 shares of common stock. The principal business office of VCAF is 20 West 55th Street, 5th Floor, New York, New York 10019. The principal business office of VOMF is Vision Opportunity Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman , Cayman Islands KY1-9007.

(9)	This number includes warrants to purchase 1,987,639 shares of common stock held by Immersive Media Corp. and 649,351 shares of common stock upon conversion of the convertible note. Thus, the percentage of common stock beneficially owned by Immersive Media Corp. is based on a total of 53,295,452 shares of common stock. The address for Immersive Media Corp. is 224 — 15th Avenue SW, Calgary, AB T2R 0P7 Canada. The person exercising voting or dispositive control of shares held by Immersive Media Corp. is David Anderson.

(10)	VOMF and VCAF are the direct owners of the subject securities. VCAF GP, LLC (the “General Partner”) serves as general partner of VCAF; the Managing Member of the General Partner is Adam Benowitz. Vision Capital Advisors, LLC (the “Investment Manager”) serves as investment manager to VOMF and VCAF.

Adam Benowitz is the Managing Member of the Investment Manager. Robert Thomson currently serves as VOMF’s and VCAF’s representative on our board of directors; VOMF and VCAF may be deemed a director by virtue of their right to appoint a director. The 5,983,604 shares listed represent the 5,097,635 and 885,969 common shares held by VOMF and VCAF, respectively, as well as (all figures given in the aggregate) options to purchase up to 50,000 shares of our common stock held by Robert Thomson. This number excludes (a) the 10% convertible promissory notes (the “Notes”) that are currently convertible into 7,000,000 shares of our common stock and 7,000,000 warrants, (b) 7,451,765 shares of Series A convertible preferred stock convertible into 14,903,530 shares of the our common stock held by VOMF, and (c) 1,918,933 shares of Series A convertible preferred stock convertible into 3,837,766 shares of our common stock held by VCAF due to beneficial ownership limitations. The Notes, and the Series A convertible preferred stock owned by VOMF and VCAF are subject to a beneficial ownership limitation such that at no time may VOMF or VCAF convert all or a portion of such securities if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by VOMF, VCAF and its affiliates at such time, the number of shares of common stock which would result in VOMF, VCAF and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of our common stock outstanding at such time; provided, however, that upon VOMF or VCAF providing us with sixty-one (61) days notice , VOMF or VCAF can waive the beneficial ownership Limitation with regard to any or all shares of common stock issuable upon conversion of such securities. The Company and the Vision Entities (as defined below) are in negotiations to amend the Notes and the Company’s preferred stock certificate of designation to remove the beneficial ownership limitation, but we cannot assure you that such modification will be approved. VOMF, VCAF, the Investment Manager, the General Partner, Mr. Benowitz and Mr. Thomson and any affiliate (the “Vision Entities”) disclaim beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Vision Entities are the beneficial owner of the shares for purposes of Section 16 of the Exchange Act or for any other purpose. Thus, the percentage of common stock beneficially owned by VOMF is based on a total of 50,708,462 shares of common stock.

(11)	This number includes 4,000,000 shares of common stock, and warrants to purchase 4,000,000 shares of common stock held by Total Force International Limited. Thus, the percentage of common stock beneficially owned by Total Force International Limited is based on a total of 54,658,462 shares of common stock. The address for Total Force International Limited is Rm 1604 West Tower, Shun Tak Center, Hong Kong. The person exercising voting or dispositive control of shares held by Total Force International Limited is Sam Lee.

(12)	This number includes 34,038,834 shares of common stock, 1,953,730 shares of common stock issuable upon conversion of preferred stock, warrants to purchase 2,228,504 shares of common stock and options to purchase 1,608,333 shares of common stock held by the executive officers and directors. Thus, the percentage of common stock beneficially owned by the executive officers and directors is based on a total of 56,449,029 shares of common stock.

(13)	As of February 28, 2011, there were 11,502,563 shares of Series A convertible preferred stock outstanding.

(14)	The reported shares of Series A convertible preferred stock are owned directly by the Vision Entities; such shares are convertible at any time, at the holders’ election, into 18,741,396 shares of our common stock (the quotient of the liquidation preference amount of $0.70 per share divided by the current conversion price of $0.35 per share times the number of shares of Series A convertible preferred stock. The Notes convert into 3,500,000 shares of our preferred stock. The Vision Entities may not acquire shares of common stock upon conversion of the convertible preferred stock to the extent that, upon conversion, the number of shares of common stock beneficially owned by the Vision Entities and its affiliates would exceed 4.99% of the issued and outstanding shares of our common stock; provided, that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Mr. Thomson disclaims beneficial ownership of all securities reported herein.

(15)	The reported securities are owned directly by VCAF and include 885,969 shares of common stock, as well as (all figures given in the aggregate) 864,061 shares of Series A convertible preferred stock, which are convertible into 1,728,121 shares of our common stock within 60 days. It does not include the remaining preferred stock, which shares are not convertible within 60 days due to the following beneficial ownership limitation. The Series A convertible preferred stock are subject to a beneficial ownership limitation such that VCAF may not convert or exercise such securities to the extent that the conversion or exercise would cause VCAF common stock holdings to exceed 4.99% of our total common shares outstanding, provided that this restriction on conversion can be waived at any time by the funds on 61 days’ notice. Thus, the percentage of common stock beneficially owned by VCAF is based on a total of 52,386,583 shares of common stock. The address for VCAF is 20 West 55th Street, Fifth Floor, New York, New York, 10019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
     Four of our directors, Steven Healy, David Snowden, Robert Thomson, and Mary Schott are independent directors as that term is defined under NYSE Amex’s Company Guide Section 803. All of the members of our audit committee, compensation committee and nominating committee are independent.
Transactions with Related Parties
     The following (in addition to the transaction and agreements described in “Item 11. Executive Compensation)” reflects the related party transactions since January 1, 2009 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years.
     Accounts Receivable
     As of December 31, 2010 and 2009, the Company has receivables of $35,722 and $28,902, respectively, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. During 2010, the Company sold fixed assets to Graphion for a purchase price of $6,820, and there was no gain or loss recorded on the sale of the fixed assets. Graphion is wholly owned by Mr. Nam, the Company’s Chief Executive Officer. The amounts due are non-interest bearing and are due upon demand.
     As of December 31, 2010 and 2009, there were outstanding related party receivables of $0 and $6,756, respectively, which primarily relate to receivables due from Mr. Nam, which represents the rental obligation of Mr. Nam for his month-to-month lease of excess warehouse space at the Company’s facility in Costa Mesa, CA.
     Fixed Assets
     On December 20, 2010, the Company purchased a vehicle from Mr. Nam for $7,000 cash to be used for sales and service. The purchase price was $7,000 and was determined to be the estimated fair value of the vehicle at the time of the purchase.
     Related Party Payables
     From time to time, the Company purchases batteries and outsources research and development from Graphion. During the years ended December 31, 2010 and 2009, the Company purchased $151,973 of research and development services, and $622,589 of parts, respectively, from Graphion and had an outstanding accounts payable balance of $51,973 and $104,931 owed to Graphion at December 31, 2010 and 2009, respectively.

     Accrued Salary
     As of December 31, 2010, the Company owed Mr. Nam $40,000 of salary pursuant to his employment agreement which is included in accrued expenses. Mr. Nam has elected to defer payment of this amount until the next round of funding is received by the Company.
     Intangible Assets
     On March 31, 2008, the Company entered into a purchase agreement with Immersive, one of the Company’s stockholders, for a GeoImmersive License Agreement, pursuant to which Immersive granted the Company the right to resell data in the Immersive mapping database. The Company paid Immersive $1,000,000 for the license.
     On March 16, 2009, the Company revised the terms of the agreement to revise the start of the two year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, the Company ceased amortizing the license and tested annually for impairment until the post-production of the data is complete. At December 31, 2009, management performed its annual review to assess potential impairment and deemed the intangible asset to be fully impaired, as management decided to allocate the resources required to map the data elsewhere. As a result, the remaining value of $625,000 was fully amortized as of December 31, 2009.
     Notes Payable
     Immersive Note
     On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive Media Corp. (“Immersive”), one of the Company’s stockholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and is secured by all of the Company’s assets (see amendments below).
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
First Amendment to Immersive Note
     On December 19, 2008, the Company amended the terms of the promissory note with Immersive to, among other things, extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010 and give Immersive the option to convert the promissory note during the pendency and prior to the closing of an equity offering into units of the Company’s securities at an original conversion price of $1.65 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at $2.00 per share. In the event the Company issues common stock or common stock equivalents for cash consideration in a subsequent financing at an effective price per share less than the original conversion price, the conversion price will reset. The amended terms of the note resulted in terms that were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt during the year ended December 31, 2008. There was no gain or loss recognized in connection with the extinguishment. At the date of the amendment, the Company did not record the value of the conversion feature as the conversion option is contingent on a future event.
     In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) in connection with an equity offering (see Note 10). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $1,802 as a debt discount and amortized such amount to interest expense through the maturity of the note on March 31, 2010. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was recorded through earnings.
     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment. For every three months that the promissory note is outstanding, the Company issued Immersive a warrant to purchase 50,000 shares of the Company’s common stock. During the year ended December 31, 2009, the Company issued warrants to Immersive to purchase 200,000 shares of the Company’s common stock. The Company recorded a debt discount of $139,778 based on the estimated fair value of the warrants issued during the year ended December 31, 2009. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.50 per share (see Note 9 for a discussion on derivative liabilities). During the year ended December 31, 2010, the Company issued the remaining 50,000 warrants under the note. The Company recorded an additional debt discount of $15,274 based on the estimated fair value of the 50,000 warrants issued during the year ended December 31, 2010.
     During the years ended December 31, 2010 and 2009, the Company amortized $56,539 and $99,043, respectively, of the debt discounts to interest expense. As of March 31, 2010, prior to the second amendment to the Immersive note (see below), the debt discounts were fully amortized to interest expense.
Second Amendment to Immersive Note
     On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share and its Class D warrants to purchase up to 250,000 shares of the Company’s common stock at an adjusted exercise price of $0.70 per share, for Class G warrants to purchase up to 697,639 shares and 250,000 shares of the Company’s common stock, respectively, each with an exercise price of $0.70 per share. The Company recorded a debt discount and derivative liability of $1,898 based on the incremental increase in the estimated fair value of the re-pricing of the 250,000 warrants. The Company recorded an additional debt discount and derivative liability in the amount of $216,811 based on the estimated fair value of the 697,639 warrants issued. The total debt discount was amortized in April 2010. The amended terms did not result in terms that were substantially different from the terms of the original note. Therefore, there was no extinguishment of debt as a result of the second amendment.
     The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share. The interest rate, which compounds annually, was also amended to 15.0%. The Company recorded interest expense of $140,000 and $120,000, related to the stated rate of interest during the years ended December 31, 2010 and 2009, respectively, and had accrued interest of $110,000 and $0 at December 31, 2010 and 2009, respectively. The terms of the Class G warrants issued to Immersive are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of this debt discount was $220,241 for the year ended December 31, 2010, resulting in an unamortized debt discount balance of $108,879 at December 31, 2010.
     Vision Opportunity Master Fund, Ltd. Bridge Financing
December 30, 2008 — 10% Convertible Debenture
     On December 30, 2008, the Company sold $2.2 million in debentures and issued Class D warrants through a private placement to Vision Opportunity Master Fund, Ltd. (“Vision”) pursuant to a Securities Purchase Agreement. In connection with this financing, the Company recorded a debt discount of $607,819 related to the BCF of the debenture and a debt discount of $607,819 related to the relative fair value of the Class D warrants. The debt discount for the Class D warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants were amortized to interest expense over the one-year life of the note. As a result of the adoption of a new accounting pronouncement on January 1, 2009, the Company recorded an additional debt discount of $859,955 which was amortized through maturity of the debentures.

     On December 30, 2009, pursuant to the Exchange Agreement (see below), the Company issued to Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”), shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest.
May 28, 2009 — 10% Convertible Debenture
     On May 28, 2009, the Company issued to Vision, 10% Debentures with an aggregate principal value of $600,000. Additionally, Vision received Class E common stock purchase warrants, (“Class E Warrants”) to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. In connection with this financing, the Company recorded a debt discount of $291,327 related to the conversion feature of the debenture and a debt discount of $201,222 related to the estimated fair value of the Class E Warrants. The debt discount for the Class E Warrants was calculated using the Black-Scholes-Merton option pricing model. The conversion feature and warrants were amortized to interest expense through the date of exchange of these debentures (see below). As noted below, these 10% Debentures were cancelled in connection with the December 30, 2009 financing with Vision. Additionally, the Class E Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision (see below).
December 30, 2009 — 10% Convertible Debenture
     On December 30, 2009, the Company sold $3,500,000 in debentures and warrants to Vision through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The Company issued to Vision, 10% secured convertible debentures (“Debentures”), with an aggregate principal value of $3,500,000.
     The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date of the Debentures was December 30, 2010 (see below). At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of the Company’s Preferred Stock and a warrant to purchase one share of the common stock. As a result of the 240th day passing, the Company recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010. The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Company recorded interest expense of $350,000 and $959, related to the stated rate of interest, for the years ended December 31, 2010 and 2009, respectively, and had accrued interest of $350,959 and $959 as of December 31, 2010 and 2009, respectively.
     The Purchase Agreement provides that during the 18 months following December 30, 2009, if the Company or its wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of the Company’s common stock.
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

     Also pursuant to the Purchase Agreement, Vision received Class G common stock purchase warrants (the “Class G Warrants”). Pursuant to the terms of the Class G Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment. The Class G Warrants have a term of five years after the issue date of December 30, 2009.
     The Subsidiary entered into a subsidiary guarantee (“Subsidiary Guarantee”) for Vision’s benefit to guarantee to Vision T3 Motion’s obligations due under the Debentures. T3 Motion and the Subsidiary also entered into a security agreement (“Security Agreement”) with Vision, under which it and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.
December 30, 2009 — Exchange Agreement
     On December 30, 2009, the Company also entered into a securities exchange agreement (the “Exchange Agreement”) with the Vision Parties. Pursuant to the Exchange Agreement, the Company issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by the Company to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 (in conjunction with the issuance of Preferred Stock, the Company issued Class F warrants to purchase 6,110,000 shares of common stock at $0.70 per share); 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of all Class A, B, C, D, E and F warrants (which were exercisable for an aggregate of 10,972,769 shares) previously issued by the Company to the Vision Parties valued at $1,155,390, (the Company recorded a gain of $45,835 related to the exchange of the warrants for Preferred Stock); and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a securities purchase agreement dated March 24, 2008 and amended on May 28, 2009.
     Under the Exchange Agreement, Ki Nam, the Chief Executive Officer and Chairman of the board of directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and Class G Warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Class G Warrants issued to Vision pursuant to the Purchase Agreement).
     The Company, Mr. Nam and the Vision Parties also entered into a stockholders agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of the Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) one nominee of The Vision Parties so long as their ownership of common stock of the Company is 12% or more.
Amendment of December 30, 2009 10% Convertible Debenture
     On December 31, 2010, the Company and the Vision Parties amended the Debenture to extend the maturity date from December 31, 2010 to March 31, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.
December 31, 2010 — Exchange Agreement
     On December 31, 2010, the Company entered into a securities exchange agreement with Vision pursuant to which the Company exchanged 3.5 million Class G Warrants for 2.1 million shares of the Company’s common stock. On the date of the exchange, the warrants were classified as derivative liabilities and had an estimated fair value of $1,208,478 and the shares of the Company’s common stock were valued at the fair market price of $0.40 per share for a total value of $840,000, resulting in a gain on the transaction of $368,478, which was recorded in other income.

Debt Discounts and Amortization
     The debt discount recorded on the December 30, 2009 Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, the Company recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the years ended December 31, 2010 and 2009, the Company amortized $2,897,574 and $5,235, respectively, of the debt discounts to interest expense.
     During the year ended December 31, 2009, the Company amortized $2,565,906 of interest expense related to debt discounts on different notes to Vision that were ultimately exchanged for shares of the Company’s Preferred Stock on December 30, 2009 (see above).
Ki Nam Note
2010 Note
     On February 24, 2011, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, for previous advances to the Company. The agreement allows Mr. Nam to advance up to $2.5 million for operating requirements. The note bears interest at 10% per annum. The note is due on March 31, 2012 and allows for an automatic one year extension. During the year ended December 31, 2010, Mr. Nam advanced $1,511,000 to the Company to be used for operating requirements. During October 2010, the Company repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. The Company recorded interest expense of $23,756 for the year ended December 31, 2010 and had accrued interest of $23,756 as of December 31, 2010. Since January 1, 2011, Mr. Nam has advanced an additional $1.0 million, therefore, the outstanding balance on his note as of March 31, 2011 is $2,121,000.
2009 Note
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
     In connection with the loan agreement, the Company agreed to issue warrants to Mr. Nam for the purchase of up to 303,030 shares of the Company’s common stock, $0.001 par value per share, at an exercise price of $2.00 per share, subject to adjustment. The total number of warrants to be issued was dependent on the final amount of the loan. During the year ended December 31, 2009, the Company was advanced $414,963, including accrued interest, under the loan agreement. During the year ended December 31, 2009, 274,774 warrants were issued to Mr. Nam pursuant to the terms of the loan agreement. The Company recorded a debt discount of $246,228 related to the estimated fair value of warrants, which was to be amortized as interest expense over the term of the loan agreement. The loan was convertible during the pendency of any current open equity financing round at $1.65 per share, subject to adjustment. Upon conversion, Mr. Nam was to receive additional warrants for the purchase of up to 606,060 shares of the Company’s common stock at $2.00 per share.
     In December 2009, the Company issued 2,000,000 shares of its Preferred Stock in connection with an equity offering. As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $443 as a debt discount, which was to be amortized to interest expense over the remaining term of the loan agreement. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was to be recorded through earnings at each reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.
     On December 30, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert the balance of the promissory note, including accrued interest, of $976,865 into 976,865 shares of the Company’s Preferred Stock and warrants to purchase up to 1,953,730 shares of the Company’s common stock, exercisable at $0.70 per share, subject to adjustment. The ability for Mr. Nam to receive additional warrants for up to 606,060 shares of common stock was cancelled.
     In connection with the Exchange Agreement, the Company agreed to convert Mr. Nam’s outstanding debt balance of $976,865 at $0.50 per share, which was below the adjusted conversion price pursuant to the terms of the loan agreement. Pursuant to the conversion terms of the loan agreement, Mr. Nam would have received only 313,098 shares of stock. As a result, the Company issued Mr. Nam 663,767 additional shares of the Company’s Preferred Stock in connection with his debt conversion.
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
     Alfonso Cordero and Mercy Cordero Note
     On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) dated September 30, 2010 in the principal amount of $1,000,000 that matures on October 1, 2013 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (“Noteholder”) for amounts previously loaned to the Company in October 2010. Interest payments of $8,333 are due on the first day of each calendar month commencing November 1, 2010 and continuing each month thereafter. The Noteholder has agreed to waive payment obligations from November 1, 2010 through April 15, 2011. The Company recorded interest expense and accrued interest of $24,777 as of and for the year ended December 31, 2010.
     The Company may prepay the Note, but must prepay in full only. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable. The applicable interest rate will be upon default will be increased to 15% or the maximum rate allowed by law. The Noteholder has waived any and all defaults under the Note at December 31, 2010 and through April 15, 2011.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     KMJ Corbin & Company LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009. The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated.

	Years Ended December 31,
	2010	2009
Audit Fees	$176,880	$171,270
Audit Related Fees	3,640	—
Tax Fees	—	3,525
All Other Fees	—	—

Total	$180,520	$174,795

(1)	Audit Fees — This category includes the audit of our annual financial statements, review of our registration statement on Form S-1, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of our financial statements that are not reported as “Audit Fees.” Such fees included fees for review of the Company’s responses to SEC comment letters in 2010

(3)	Tax Fees — This category consists of tax compliance, tax advice and tax planning work.

(4)	All Other Fees — This category consists of fees for other miscellaneous items,
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
     A list of the financial statements of the Company filed as part of this annual report on Form 10-K can be found in the Index to Financial Statements on page F-1 and is incorporated herein by reference.

Exhibits

		Exhibit
Exhibit		No. Where
Number	Description	Filed
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 15, 2006(1)	3.1

3.2	Bylaws adopted April 1, 2006(1)	3.2

3.3	Amendment to Bylaws, dated January 16, 2009(5)	3.1

3.4	Amendment to Certificate of Incorporation dated November 12, 2009(9)	3.4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated November 12, 2009(9)	3.5

10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.2

10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.3

10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.4

10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.5

10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006(1)	10.6

10.6	Form of Distribution Agreement(1)	10.7

10.7+	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007(1)	10.8

10.8+	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)	10.9

10.9+	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)	10.10

10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)	10.11

10.11	Promissory Note issued by T3 Motion, Inc. to Immersive Media Corp., dated December 31, 2007 in the original principal amount of $2,000,000(1)	10.12

10.12	Common Stock Purchase Warrant issued by T3 Motion, Inc. to Immersive Media Corp., dated December 31, 2007(1)	10.13

		Exhibit
Exhibit		No. Where
Number	Description	Filed
10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)	10.14

10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)	10.15

10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)	10.16

10.16	GeoImmersive Image Data & Software Licensing Agreement between the Company and Immersive Media Company, dated July 9, 2008(2)	10.20

10.17	Amendment to Promissory Note issued by the Company in favor of Immersive Media Corp., dated as of December 19, 2008(3)	10.1

10.18	Securities Purchase Agreement between the Company and Vision Opportunity Master Fund., Ltd. (“Vision”), dated December 30, 2008(4)	10.1

10.19	Form of 10% Secured Convertible Debenture Due December 30, 2008(4)	10.2

10.20	Subsidiary Guarantee, dated December 30, 2008(4)	10.4

10.21	Security Agreement, dated December 30, 2008 between the Company and the holders of the Company’s 10% Secured Convertible Debentures(4)	10.5

10.22	Form of Lock-up Agreement, dated December 30, 2008(4)	10.6

10.23†	Director Offer Letter to Mary S. Schott from Company, dated January 16, 2009(5)	10.1

10.24	Distribution Agreement, dated November 24, 2008 by and between the Company and CT&T(7)	10.28

10.25	Settlement Agreement dated as of February 20, 2009 by and between the Company on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other(7)	10.29

10.26	Distribution Agreement dated as of March 20, 2009 by and between the Company and Spear International, Ltd.(6)	10.1

10.27	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Company and Immersive Media Company dated as of March 16, 2009(7)	10.31

10.28	Securities Purchase Agreement dated as of February 23, 2009 between the Company and Ki Nam(7)	10.32

10.29	10% Convertible Note issued by the Company to Ki Nam in the original principal amount of up to $1,000,000(7)	10.33

10.30	Series E Common Stock Purchase Warrant issued by the Company to Ki Nam(7)	10.34

10.31	Amendment to Debenture, Warrant and Securities Purchase Agreement between the Company and Vision(7)	10.35

10.32	Securities Purchase Agreement dated as of May 28, 2009 between the Company and Vision, dated May 28, 2009(8)	10.1

10.33	Form of 10% Secured Convertible Debenture issued by the Company to Vision, dated May 28, 2009(8)	10.2

10.34	Subsidiary Guarantee, dated as of May 28, 2009(8)	10.4

10.35	Security Agreement between the Company and Vision dated as of May 28, 2009(8)	10.5

10.36	Securities Purchase Agreement between the Company and Vision, dated as of December 30, 2009(10)	10.1

10.37	Form of 10% Secured Convertible Debenture issued by the Company to Vision, dated as of December 30, 2009 in the original principal amount of $3,500,000(10)	10.2

10.38	Form of Series G Common Stock Purchase Warrant issued by the Company dated as of December 30, 2009(10)	10.3

10.39	Subsidiary Guarantee dated as of December 30, 2009, issued by T3 Motion, Ltd.(10)	10.4

		Exhibit
Exhibit		No. Where
Number	Description	Filed
10.40	Security Agreement dated as of December 30, 2009, among the Company, T3 Motion, Ltd. and Vision(10)	10.5

10.41	Securities Exchange Agreement dated as of December 30, 2009, among the Company, Vision and Vision Capital Advantage Fund, L.P. (“VCAF”)(10)	10.6

10.42	Lock-Up Agreement dated as of December 30, 2009 between the Company and Ki Nam(10)	10.7

10.43	Stockholders Agreement dated as of December 30, 2009, among the Company, Ki Nam, Vision and VCAF(10)	10.8

10.44	Amendment No. 2 dated as of March 31, 2010 to Immersive Media Promissory Note (11)	10.1

10.45†	Employment Agreement dated as of January 1, 2010 between the Company and Kelly Anderson (11)	10.2

10.46†	2010 Stock Option/Stock Issuance Plan (12)	10.1

10.47†	Employment Agreement dated as of August 13, 2010 between the Company and Ki Nam (14)	10.1

10.48	Settlement Agreement dated as of July 29, 2010 and executed on August 3, 2010 by and among the Company, Ki Nam, Jason Kim and Preproduction Plastics, Inc. (13)	10.2

10.49	Amendment No. 1 to 10% Senior Secured Convertible Debenture dated as of December 31, 2010 between the Company and Vision (15)	10.1

10.50	Securities Exchange Agreement dated December 31, 2010 between the Company and Vision (15)	10.2

10.51	Unsecured Promissory Note dated September 30, 2010 in the original principal amount of $1.0 million issued by the Company to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (16)	10.1

10.52†	2007 Stock Option/Stock Issuance Plan (1)	10.1

10.53*†	Form of Stock Option Agreement for use with 2007 Stock Option/Stock Issuance Plan

10.54*†	Form of Stock Option Agreement for use with 2010 Stock Option/Stock Issuance Plan

10.55†	10% Promissory Note dated as of February 24, 2011 in the original principal amount of up to $2.5 million issued to Ki Nam(17)	10.1

14.1*	Code of Conduct and Ethics

21.1	List of Subsidiaries(1)

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certificate of Chief Executive Officer

32.2*	Section 906 Certificate of Chief Financial Officer

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009.

(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(8)	Filed with the Company’s Current Report on Form 8-K filed on June 5, 2009.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(10)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.

(11)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.

(12)	Filed with the Company’s Current Report on Form 8-K filed on July 7, 2010.

(13)	Filed with the Company’s Current Report on Form 8-K filed on August 9, 2010.

(14)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.

(15)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2011.

(16)	Filed with the Company’s Current Report on Form 8-K filed on January 21, 2011.

(17)	Filed with the Company’s Current Report on Form 8-K filed on March 1, 2011.

T3 MOTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
T3 Motion, Inc.
We have audited the accompanying consolidated balance sheets of T3 Motion, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T3 Motion, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain financial instruments that are indexed to its own stock due to the adoption of a new accounting standard.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, the Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since inception, and at December 31, 2010, has a working capital deficit of $15,057,791 and an accumulated deficit of $45,120,210. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.
/s/ KMJ Corbin & Company LLP
Costa Mesa, California
March 18, 2011

T3 MOTION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$123,861	$2,580,798
Restricted cash	10,000	—
Accounts receivable, net of reserves of $50,000 and $37,000 at December 31, 2010 and 2009, respectively	595,261	747,661
Related party receivables	35,722	35,658
Inventories	1,064,546	1,169,216
Prepaid expenses and other current assets	251,467	161,997

Total current assets	2,080,857	4,695,330
Property and equipment, net	564,700	868,343
Deposits	934,359	495,648

Total assets	$3,579,916	$6,059,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,335,761	$872,783
Accrued expenses	1,483,220	1,064,707
Related party payables	51,973	104,931
Note payable	243,468	—
Derivative liabilities	9,633,105	11,824,476
Related party notes payable, net of debt discounts	4,391,121	1,836,837

Total current liabilities	17,138,648	15,703,734
Long-term liabilities:
Related party notes payable	2,121,000	—

Total liabilities	19,259,648	15,703,734

Commitments and contingencies
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 11,502,563 and 12,347,563 shares issued and outstanding at December 31, 2010 and 2009, respectively	11,503	12,348
Common stock, $0.001 par value; 150,000,000 shares authorized; 50,658,462 and 44,663,462 shares issued and outstanding at December 31, 2010 and 2009, respectively	50,659	44,664
Additional paid-in capital	29,373,947	23,356,724
Accumulated deficit	(45,120,210)	(33,062,174)
Accumulated other comprehensive income	4,369	4,025

Total stockholders’ equity (deficit)	(15,679,732)	(9,644,413)

Total liabilities and stockholders’ equity (deficit)	$3,579,916	$6,059,321

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2010	2009
Net revenues	$4,682,908	$4,644,022
Cost of net revenues	4,512,497	4,988,118

Gross profit (loss)	170,411	(344,096)

Operating expenses:
Sales and marketing	1,826,736	1,927,824
Research and development	1,602,961	1,395,309
General and administrative	3,579,817	5,126,801

Total operating expenses	7,009,514	8,449,934

Loss from operations	(6,839,103)	(8,794,030)

Other income (expense), net:
Interest income	1,321	2,510
Other income, net	2,487,310	5,565,869
Interest expense	(3,976,615)	(3,472,442)

Total other income (expense), net	(1,487,984)	2,095,937

Loss before provision for income taxes	(8,327,087)	(6,698,093)
Provision for income taxes	800	800

Net loss	(8,327,887)	(6,698,893)
Deemed dividend to preferred stockholders	(3,730,149)	(6,116)

Net loss attributable to common stockholders	$(12,058,036)	$(6,705,009)

Other comprehensive income (loss):
Foreign currency translation income (loss)	344	(632)

Comprehensive loss	$(8,327,543)	$(6,699,525)

Net loss per share:
Basic and diluted	$(0.25)	$(0.15)

Weighted average number of common shares outstanding:
Basic and diluted	47,689,785	44,445,042

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Other	Total
		Preferred		Common	Additional		Comprehensive	Stockholders’
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Income	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance, January 1, 2009	—	$—	43,592,428	$43,593	$25,043,452	$(24,375,827)	$4,657	$715,875
Issuance of preferred stock for cash, net of issuance costs of $21,058	2,000,000	2,000	—	—	1,976,942	—	—	1,978,942
Conversion of notes payable and accrued interest to equity	4,031,865	4,032	—	—	4,691,600	—	—	4,695,632
Issuance of preferred stock for anti-dilution	4,051,948	4,052	—	—	(4,052)	—	—	—
Issuance of preferred stock for exchange of warrants	2,263,750	2,264	—	—	1,153,126	—	—	1,155,390
Amortization of preferred stock discount related to conversion feature and warrants	—	—	—	—	6,116	(6,116)	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(4,013,085)	(1,981,338)	—	(5,994,423)
Preferred stock discount related to conversion feature and warrants	—	—	—	—	(9,054,851)	—	—	(9,054,851)
Reclassification of derivative liability to equity	—	—	—	—	208,857	—	—	208,857
Issuance of common stock for outside services	—	—	1,071,034	1,071	1,665,135	—	—	1,666,206
Share-based compensation expense	—	—	—	—	1,683,484	—	—	1,683,484
Foreign currency translation loss	—	—	—	—	—	—	(632)	(632)
Net loss	—	—	—	—	—	(6,698,893)	—	(6,698,893)

Balance, December 31, 2009	12,347,563	12,348	44,663,462	44,664	23,356,724	(33,062,174)	4,025	(9,644,413)
Recission of common stock for cash	—	—	(125,000)	(125)	(249,875)	—	—	(250,000)
Conversion of preferred to common stock	(2,000,000)	(2,000)	4,000,000	4,000	(2,000)	—	—	—
Issuance of preferred stock for cash	1,155,000	1,155	—	—	1,153,845	—	—	1,155,000
Issuance of common stock for exchange of warrants	—	—	2,100,000	2,100	837,900	—	—	840,000
Amortization of preferred stock discount related to conversion feature and warrants	—	—	—	—	3,730,149	(3,730,149)	—	—
Preferred stock discount related to conversion feature and warrants	—	—	—	—	(1,401,360)	—	—	(1,401,360)
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	—	—	—	—	1,121,965	—	—	1,121,965
Issuance of common stock for outside services	—	—	20,000	20	9,980	—	—	10,000
Share-based compensation expense	—	—	—	—	816,619	—	—	816,619
Foreign currency translation loss	—	—	—	—	—	—	344	344
Net loss	—	—	—	—	—	(8,327,887)	—	(8,327,887)

Balance, December 31, 2010	11,502,563	$11,503	50,658,462	$50,659	$29,373,947	$(45,120,210)	$4,369	$(15,679,732)

See accompanying notes to consolidated financial statements

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,327,887)	$(6,698,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	13,000	10,000
Depreciation and amortization	359,292	989,867
Warranty expense	130,916	129,183
Share-based compensation expense	816,619	1,683,484
Gain on exchange of warrants for common stock	(368,478)	—
Gain on sale of property and equipment	(7,500)	—
Loss on conversion of debt to preferred stock, net	—	617,932
Change in fair value of derivative liabilities	(2,101,067)	(6,184,151)
Investor relations expense	10,000	130,000
Amortization of debt discounts	3,393,063	2,919,673
Changes in operating assets and liabilities:
Accounts receivable	139,400	689,343
Inventories	104,670	645,254
Prepaid expenses and other current assets	(89,470)	450,798
Deposits	31,888	(3,887)
Restricted cash	(10,000)	—
Accounts payable and accrued expenses	773,445	(719,720)
Related party payables	(52,958)	(15,818)

Net cash used in operating activities	(5,185,067)	(5,356,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(32,741)	(6,756)
Repayment of loans/advances to related parties	39,496	4,346
Purchases of property and equipment	(62,469)	(36,040)
Proceeds from sale of property and equipment	7,500	—

Net cash used in investing activities	(48,214)	(38,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable from related parties	—	4,514,963
Proceeds from notes payable to related parties	2,511,000	—
Recission of common stock	(250,000)	—
Repayment of notes payable to related parties	(390,000)	—
Repayment of note payable	(250,000)	(199,829)
Proceeds from the sale of preferred stock, net of issuance costs	1,155,000	1,978,942

Net cash provided by financing activities	2,776,000	6,294,076

Effect of exchange rates on cash	344	(632)

Net increase (decrease) in cash and cash equivalents	(2,456,937)	898,057
Cash and cash equivalents, beginning of year	2,580,798	1,682,741

Cash and cash equivalents, end of year	$123,861	$2,580,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,877	$127,116

Income taxes	$800	$800

T3 MOTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2010	2009
Supplemental disclosure of non-cash activities:
Issuance of common stock for related party payables	$—	$1,536,206

Conversion of related party payable to related party notes payable	$—	$498,528

Conversion of accounts payable to note payable	$—	$199,829

Cumulative effect to retained earnings due to adoption of accounting standard	$—	$1,981,338

Cumulative effect to additional paid-in capital due to adoption of accounting standard	$—	$4,013,085

Cumulative effect to debt discount due to adoption of accounting standard	$—	$859,955

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$1,401,360	$9,054,851

Conversion of debt and accrued interest to equity	$—	$4,031,865

Reclassification of derivative liability to equity	$1,121,965	$208,857

Issuance of preferred stock for exchange of warrants	$—	$1,155,390

Issuance of common stock for exchange of warrants	$840,000	$—

Debt discount and warrant liability recorded upon issuance of warrants	$838,779	$3,510,751

Amortization of preferred stock discount related to conversion feature and warrants	$3,730,149	$6,116

Issuance of preferred stock for anti-dilution	$—	$4,052

Conversion of preferred stock to common stock	$4,000	$—

Deposits for equipment recorded as note payable due to settlement agreement	$470,599	$—

Sale of property and equipment to related party for a related party receivable	$6,820	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2010 and 2009
NOTE 1 — DESCRIPTION OF BUSINESS
  Organization
     T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd. (collectively, the “Company”), develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.
     The Company has entered into a distribution agreement with CT&T pursuant to which the Company has the exclusive right to market and sell the CT Series Micro Car, which is a low speed, four-wheel electric car, in the U.S. to the government, law enforcement and security markets. The Company is also currently developing the Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. The Company anticipates introducing the Electric/Hybrid Vehicle in late 2011.
  Going Concern
     The Company’s consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at December 31, 2010, the Company had an accumulated deficit of $(45,120,210), a working capital deficit of $(15,057,791) and cash and cash equivalents (including restricted cash) of $133,861. Additionally, the Company used cash in operations of $(5,185,067) during the year ended December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management has been and plans to continue to implement its cost reduction strategy for material, production and service costs. Until management achieves its cost reduction strategy and is able to generate sales to realize the benefits of the strategy, and sufficiently increases cash flow from operations, the Company will require additional capital to meet working capital requirements, debt service, research and development, capital requirements and compliance requirements.
     Management believes that its current sources of funds and current liquid assets will allow the Company to continue as a going concern through at least April 30, 2011. The Company has filed a registration statement in connection with a proposed public offering of its securities. Management has been implementing cost reduction strategies and believes that its cash from operations, together with the net proceeds of that offering, will be sufficient to allow the Company to continue as a going concern through at least December 31, 2011. As such, these consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     The Company anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that that management’s cost reduction strategies will be effective or that the public offering or any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully implement its cost reduction strategies or to complete its public offering or any other financing will adversely impact the Company’s ability to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiary, T3 Motion Ltd. (UK) (the “subsidiary”). All significant inter-company accounts and transactions are eliminated in consolidation.
     Reclassifications
     Certain amounts in the 2009 consolidated financial statements have been reclassified to conform with the current year presentation.
  Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: collectibility of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of share-based transactions, valuation of derivative liabilities and realizability of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
  Foreign Currency Translation
     The Company measures the financial statements of its foreign subsidiary using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included as a separate component in stockholders’ equity (deficit). Gains and losses from foreign currency translations are included in other comprehensive income (loss). Translation gains (losses) of $344 and $(632) were recognized during the years ended December 31, 2010 and 2009, respectively.
  Concentrations of Credit Risk
  Cash and Cash Equivalents
     The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At December 31, 2010, the Company did not have cash deposits in excess of the FDIC limit.
     The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.
  Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of December 31, 2010 was $10,000.

  Accounts Receivable
     The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $50,000 and $37,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
     As of December 31, 2010 and 2009, two customers accounted for approximately 51% and 36% of total accounts receivable, respectively. One customer and no single customer accounted for more than 10% of net revenues for the years ended December 31, 2010 and 2009, respectively.
  Accounts Payable
     As of December 31, 2010 and 2009, no single vendor and one vendor accounted for more than 10% of total accounts payable, respectively. Two vendors and no single vendor each accounted for more than 10% of purchases for the years ended December 31, 2010 and 2009, respectively.
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
  Deposits
     Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets (see Note 12).
  Impairment of Long-Lived Assets
     The Company accounts for its long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2009, the Company performed an annual review of its identified intangible asset related to the GeoImmersive license agreement to assess potential impairment. At December 31, 2009, management deemed the intangible asset to be fully impaired, as management has decided to allocate the resources required to map the data elsewhere. As a result, the remaining value of $625,000 was fully amortized as of December 31, 2009. As of

December 31, 2010 and 2009, the Company does not believe there has been any other impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue, which could result in impairment of long-lived assets in the future.
  Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, note payable, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature of such instruments and because instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 9).
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
     Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the financial instruments.
     If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.
  Beneficial Conversion Features and Debt Discounts
     The convertible features of convertible debentures provide for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF were recorded as discounts from the face amount of the respective debt instrument. The Company amortized the discount using the effective interest method through maturity of such instruments.
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
  Share-Based Compensation
     The Company maintains a stock option plan (see Note 11) and records expenses attributable to the stock option plan. The Company amortizes share-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award using the Black-Scholes-Merton option pricing model.
     The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the accounting standards. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
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
  Income Taxes
     The Company accounts for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.
  Loss Per Share
     Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 54.7 million and 50.5 million shares of common stock were outstanding at December 31, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share due to the anti-dilutive effect on net loss per share.

	Years Ended December 31,
	2010	2009
Net loss	$(8,327,887)	$(6,698,893)
Deemed dividend to preferred stockholders	(3,730,149)	(6,116)

Net loss attributable to common stockholders	$(12,058,036)	$(6,705,009)

Weighted average number of common shares outstanding:
Basic and diluted	47,689,785	44,445,042
Net loss per share:
Basic and diluted	$(0.25)	$(0.15)

  Research and Development
     The Company expenses research and development costs as incurred.
  Advertising
     Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2010 and 2009 were $12,709 and $4,226, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.
     Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the years ended December 31, 2010 and 2009. The net revenues from domestic and international sales are shown below:

	Years Ended December 31,
	2010	2009
Net revenues:
T3 Series domestic	$3,842,030	$3,654,290
T3 Series international	840,878	963,911
CT Series domestic	—	25,821

Total net revenues	$4,682,908	$4,644,022

  Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (the “ FASB”) issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three -tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, we adopted the relevant provisions of this guidance effective January 1, 2010, which did not have a material impact on our consolidated financial statements.

NOTE 3 — INVENTORIES
     Inventories consist of the following at December 31:

	2010	2009
Raw materials	$788,496	$959,909
Work-in-process	212,723	91,013
Finished goods	63,327	118,294

	$1,064,546	$1,169,216

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following at December 31:

	2010	2009
Prepaid inventory	$148,410	$71,370
Prepaid expenses and other current assets	103,057	90,627

	$251,467	$161,997

NOTE 5 — PROPERTY AND EQUIPMENT
     Property and equipment consist of the following at December 31:

	2010	2009
Office and computer equipment	$316,718	$291,874
Demonstration vehicles	390,220	370,456
Manufacturing equipment	952,361	1,015,320
Leasehold improvements	108,336	108,336

	1,767,635	1,785,986
Less accumulated depreciation and amortization	(1,202,935)	(917,643)

	$564,700	$868,343

     Depreciation and amortization expense consisted of the following for the years ended December 31,:

	2010	2009
Cost of revenues	$197,799	$200,151
Sales and marketing	79,795	75,480
General and administrative	81,698	89,236

	$359,292	$364,867

NOTE 6 — INCOME TAXES
     The provision for income taxes consists of the following for the years ended December 31:

	2010	2009
Current:
Federal	$—	$—
State	800	800
Foreign	—	—

	$800	$800

Deferred:
Federal	$(2,290,997)	$(2,580,732)
State	(605,504)	(702,405)
Foreign	(3,006)	(30,563)

	(2,899,507)	(3,313,700)

Less change in allowance	2,899,507	3,313,700

Provision for income taxes	$800	$800

     Income taxes differ from the amounts computed by applying the federal income tax rate of 34.0%. A reconciliation of this difference is as follows at December 31:

	2010	2009
Taxes calculated at federal rate	$(2,816,761)	$(2,277,629)
State tax, net of federal benefit	800	528
Exclusion of certain meals and entertainment	3,842	4,678
Foreign losses — not benefitted	3,406	34,638
Incentive stock options	277,651	572,385
(Gain) loss on debt conversion	(125,283)	225,686
Research credits	(55,183)	(36,723)
Other, net	13,915	35,575
Valuation allowance	2,698,414	1,441,662

Provision for income taxes	$800	$800

     The components of the net deferred assets as of December 31 are as follows:

	2010	2009
Accruals and reserves	$920,716	$240,483
Basis difference in fixed assets	(51,454)	(70,771)
Stock options	21,109	21,109
Tax credits	420,608	353,808
Net operating loss carryforward	14,208,405	12,075,249

	15,519,384	12,619,878
Valuation allowance	(15,519,384)	(12,619,878)

Net deferred tax asset	$—	$—

     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will be realized. As of December 31, 2010, the Company has available net operating loss carryforwards of approximately $32.8 million for federal purposes and $33.0 million for state purposes and $0.4 million for foreign purposes, which will start to expire beginning in 2026 for federal purposes and 2018 for California purposes and carried forward indefinitely for foreign purposes. The Company’s use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership. The Company also has federal and state research and experimentation tax credits of approximately $0.2 million and $0.2 million, respectively, that begin to expire in 2027 for federal purposes and have an indefinite carryforward for state purposes.
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
     The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize deferred income tax assets in the future in excess of net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance increased by $2.7 million and $1.5 million in 2010 and 2009, respectively.
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
     The adoption of the accounting standard for uncertainty in income taxes on January 1, 2008, did not require an adjustment to the consolidated financial statements. There were no adjustments required for the years ended December 31, 2010 and 2009.
     The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefit, that if recognized, would affect the effective tax rate.
     The Company will recognize interest and penalties related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2010, the Company has not recognized liabilities for interest and penalties as the Company does not have liability for unrecognized tax benefits.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdiction. The Company’s tax years for 2006 through 2009 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S., state, local, and foreign examination by taxing authorities for years before 2006.
NOTE 7 — NOTE PAYABLE
     Note payable consisted of the following at December 31:

	2010	2009
Note payable to Preproduction Plastics, Inc., interest payable monthly at 6% per annum, monthly payments of $50,000 plus interest, due May 2011	$243,468	$—

     In accordance with a settlement agreement (see Note 12), the Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, to Preproduction Plastics, Inc., which is payable in monthly payments of $50,000 each, plus interest accruing at 6% per annum from the date of the settlement. Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. The Plaintiff has filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. This motion is scheduled to be heard on April 21, 2011. During the year ended December 31, 2010, the Company recorded $8,587 of interest expense and had accrued interest of $4,126 at December 31, 2010.
NOTE 8 — RELATED PARTY NOTES PAYABLE
     Related party notes payable, net of discounts, consisted of the following at December 31:

	2010	2009
Note payable to Immersive Media Corp., 15% interest rate per annum, net of discount of $108,879 and $41,265, respectively, due March 31, 2011	$891,121	$958,735
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate per annum, net of discount of $0 and $2,621,898, respectively, due March 31, 2011	3,500,000	878,102
Note payable to Ki Nam, 10% interest rate per annum, due March 31, 2012	1,121,000	—
Note payable to Alfonso and Mercy Cordero, 10% interest rate per annum, due October 1, 2013	1,000,000	—

	$6,512,121	$1,836,837
Less: current portion	(4,391,121)	(1,836,837)

	$2,121,000	$—

     The aggregate annual maturities for related party notes payable in each of the years after December 31, 2010, are as follows:

Year Ending December 31,	Related Party Notes Payable
2011	$4,500,000
2012	$1,121,000
2013	$1,000,000
  Immersive Note
     On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive Media Corp. (“Immersive”), one of the Company’s stockholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and is secured by all of the Company’s assets (see amendments below).
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
First Amendment to Immersive Note
     On December 19, 2008, the Company amended the terms of the promissory note with Immersive to, among other things, extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010 and give Immersive the option to convert the promissory note during the pendency and prior to the closing of an equity offering into units of the Company’s securities at an original conversion price of $1.65 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at $2.00 per share. In the event the Company issues common stock or common stock equivalents for cash consideration in a subsequent financing at an effective price per share less than the original conversion price, the conversion price will reset. The amended terms of the note resulted in terms that were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt during the year ended December 31, 2008. There was no gain or loss recognized in connection with the extinguishment. At the date of the amendment, the Company did not record the value of the conversion feature as the conversion option is contingent on a future event.
     In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) in connection with an equity offering (see Note 10). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $1,802 as a debt discount and amortized such amount to interest expense through the maturity of the note on March 31, 2010. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was recorded through earnings.
     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment. For every three months that the promissory note is outstanding, the Company issued Immersive a warrant to purchase 50,000 shares of the Company’s common stock. During the year ended December 31, 2009, the Company issued warrants to Immersive to purchase 200,000 shares of the Company’s common stock. The Company recorded a debt discount of $139,778 based on the estimated fair value of the warrants issued during the year ended December 31, 2009. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $0.50 per share (see Note 9 for a discussion on derivative liabilities). During the year ended December 31, 2010, the Company issued the remaining 50,000 warrants under the note. The Company recorded an additional debt discount of $15,274 based on the estimated fair value of the 50,000 warrants issued during the year ended December 31, 2010.

     During the years ended December 31, 2010 and 2009, the Company amortized $56,539 and $99,043, respectively, of the debt discounts to interest expense. As of March 31, 2010, prior to the second amendment to the Immersive note (see below), the debt discounts were fully amortized to interest expense.
Second Amendment to Immersive Note
     On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 697,639 shares of the Company’s common stock at an exercise price of $1.08 per share and its Class D warrants to purchase up to 250,000 shares of the Company’s common stock at an adjusted exercise price of $0.70 per share, for Class G warrants to purchase up to 697,639 shares and 250,000 shares of the Company’s common stock, respectively, each with an exercise price of $0.70 per share. The Company recorded a debt discount and derivative liability of $1,898 based on the incremental increase in the estimated fair value of the re-pricing of the 250,000 warrants. The Company recorded an additional debt discount and derivative liability in the amount of $216,811 based on the estimated fair value of the 697,639 warrants issued. The total debt discount was amortized in April 2010. The amended terms did not result in terms that were substantially different from the terms of the original note. Therefore, there was no extinguishment of debt as a result of the second amendment.
     The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G warrants to purchase up to 1,040,000 shares of the Company’s common stock at an exercise price of $0.70 per share. The interest rate, which compounds annually, was also amended to 15.0%. The Company recorded interest expense of $140,000 and $120,000, related to the stated rate of interest during the years ended December 31, 2010 and 2009, respectively, and had accrued interest of $110,000 and $0 at December 31, 2010 and 2009, respectively. The terms of the Class G warrants issued to Immersive are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of this debt discount was $220,241 for the year ended December 31, 2010, resulting in an unamortized debt discount balance of $108,879 at December 31, 2010.
     Vision Opportunity Master Fund, Ltd. Bridge Financing
December 30, 2008 — 10% Convertible Debenture
     On December 30, 2008, the Company sold $2.2 million in debentures and issued Class D warrants through a private placement to Vision Opportunity Master Fund, Ltd. (“Vision”) pursuant to a Securities Purchase Agreement. In connection with this financing, the Company recorded a debt discount of $607,819 related to the BCF of the debenture and a debt discount of $607,819 related to the relative fair value of the Class D warrants. The debt discount for the Class D warrants was calculated using the Black-Scholes-Merton option pricing model. The BCF and warrants were amortized to interest expense over the one-year life of the note. As a result of the adoption of a new accounting pronouncement on January 1, 2009, the Company recorded an additional debt discount of $859,955 which was amortized through maturity of the debentures (see Note 9).
     On December 30, 2009, pursuant to the Exchange Agreement (see below), the Company issued to Vision and Vision Capital Advantage Fund, L.P. (“VCAF” and, together with Vision, the “Vision Parties”), shares of Preferred Stock in exchange for the delivery and cancellation of these debentures and accrued interest.
May 28, 2009 — 10% Convertible Debenture
     On May 28, 2009, the Company issued to Vision, 10% Debentures with an aggregate principal value of $600,000. Additionally, Vision received Class E common stock purchase warrants, (“Class E Warrants”) to purchase up to an aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.20 per share. In connection with this financing, the Company recorded a debt discount of $291,327 related to the conversion feature of the debenture and a debt discount of $201,222 related to the estimated fair value of the Class E Warrants. The debt discount for the Class E Warrants was calculated using the Black-Scholes-Merton option pricing model. The conversion feature and warrants were amortized to interest expense through the date of exchange of these debentures (see below). As noted below, these 10% Debentures were cancelled in connection with the December 30,

2009 financing with Vision. Additionally, the Class E Warrants were exchanged for shares of Preferred Stock in connection with the December 30, 2009 financing with Vision (see below).
December 30, 2009 — 10% Convertible Debenture
     On December 30, 2009, the Company sold $3,500,000 in debentures and warrants to Vision through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The Company issued to Vision, 10% secured convertible debentures (“Debentures”), with an aggregate principal value of $3,500,000.
     The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date of the Debentures was December 30, 2010 (see below). At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of the Company’s Preferred Stock and a warrant to purchase one share of the common stock. As a result of the 240th day passing, the Company recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010 (see Note 9). The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Company recorded interest expense of $350,000 and $959, related to the stated rate of interest, for the years ended December 31, 2010 and 2009, respectively, and had accrued interest of $350,959 and $959 as of December 31, 2010 and 2009, respectively.
     The Purchase Agreement provides that during the 18 months following December 30, 2009, if the Company or its wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of the Company’s common stock.
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
     Also pursuant to the Purchase Agreement, Vision received Class G common stock purchase warrants (the “Class G Warrants”). Pursuant to the terms of the Class G Warrants, Vision is entitled to purchase up to an aggregate of 3,500,000 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment. The Class G Warrants have a term of five years after the issue date of December 30, 2009.
     The Subsidiary entered into a subsidiary guarantee (“Subsidiary Guarantee”) for Vision’s benefit to guarantee to Vision T3 Motion’s obligations due under the Debentures. T3 Motion and the Subsidiary also entered into a security agreement (“Security Agreement”) with Vision, under which it and the Subsidiary granted to Vision a security interest in certain of our and the Subsidiary’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.
December 30, 2009 — Exchange Agreement
     On December 30, 2009, the Company also entered into a securities exchange agreement (the “Exchange Agreement”) with the Vision Parties. Pursuant to the Exchange Agreement, the Company issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock. 3,055,000 shares of Preferred Stock were issued in exchange for the delivery and cancellation of 10% Secured Convertible Debentures previously issued by the Company to the Vision Parties in the principal amount of $2,200,000 (issued December 30, 2008) and $600,000 (issued May 28, 2009) plus accrued interest of $255,000 (in conjunction with the issuance of Preferred Stock, the Company issued Class F warrants to purchase 6,110,000 shares of common stock at $0.70 per share); 2,263,750 shares of Preferred Stock were issued in exchange for the delivery and cancellation of all Class A, B, C, D, E and F warrants (which were exercisable for an aggregate of 10,972,769 shares) previously issued by the Company to the Vision Parties valued at $1,155,390, (the Company recorded a gain of $45,835 related to the exchange of the warrants for Preferred Stock); and 4,051,948 shares of Preferred Stock were issued to satisfy the Company’s obligation to issue equity to the Vision Parties pursuant to a securities purchase agreement dated March 24, 2008 and amended on May 28, 2009.
     Under the Exchange Agreement, Ki Nam, the Chief Executive Officer and Chairman of the board of directors of the Company, also agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company into 976,865 shares of Preferred Stock and Class G Warrants to purchase up to 1,953,730 shares of common stock (which warrants have the same terms as the Class G Warrants issued to Vision pursuant to the Purchase Agreement).
     The Company, Mr. Nam and the Vision Parties also entered into a stockholders agreement, whereby Mr. Nam agreed to vote, in the election of members of the Company’s board of directors, all of his voting shares of the Company in favor of (i) two nominees of the Vision Parties so long as their ownership of common stock of the Company is 22% or more or (ii) one nominee of The Vision Parties so long as their ownership of common stock of the Company is 12% or more.
Amendment of December 30, 2009 10% Convertible Debenture
     On December 31, 2010, the Company and the Vision Parties amended the Debenture to extend the maturity date from December 31, 2010 to March 31, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.
December 31, 2010 — Exchange Agreement
     On December 31, 2010, the Company entered into a securities exchange agreement with Vision pursuant to which the Company exchanged 3.5 million Class G Warrants for 2.1 million shares of the Company’s common stock. On the date of the exchange, the warrants were classified as derivative liabilities and had an estimated fair value of $1,208,478 and the shares of the Company’s common stock were valued at the fair market price of $0.40 per share for a total value of $840,000, resulting in a gain on the transaction of $368,478, which was recorded in other income.
Debt Discounts and Amortization
     The debt discount recorded on the December 30, 2009 Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, the Company recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the years ended December 31, 2010 and 2009, the Company amortized $2,897,574 and $5,235, respectively, of the debt discounts to interest expense.
     During the year ended December 31, 2009, the Company amortized $2,565,906 of interest expense related to debt discounts on different notes to Vision that were ultimately exchanged for shares of the Company’s Preferred Stock on December 30, 2009 (see above).
  Ki Nam Note
2010 Note
     On February 24, 2011, the Company entered into a loan agreement with Ki Nam, its chairman and CEO, for previous advances to the Company. The agreement allows Mr. Nam to advance up to $2.5 million for operating requirements. The note bears interest at 10% per annum. The note is due on March 31, 2012 and allows for an automatic one year extension. During the year ended December 31, 2010, Mr. Nam advanced $1,511,000 to the Company to be used for operating requirements. During October 2010, the Company repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. The Company recorded interest expense of $23,756 for the year ended December 31, 2010 and had accrued interest of $23,756 as of December 31, 2010.
2009 Note
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
     In connection with the loan agreement, the Company agreed to issue warrants to Mr. Nam for the purchase of up to 303,030 shares of the Company’s common stock, $0.001 par value per share, at an exercise price of $2.00 per share, subject to adjustment. The total number of warrants to be issued was dependent on the final amount of the loan. During the year ended December 31, 2009, the Company was advanced $414,963, including accrued interest, under the loan agreement. During the year ended December 31, 2009, 274,774 warrants were issued to Mr. Nam pursuant to the terms of the loan agreement. The Company recorded a debt discount of $246,228 related to the estimated fair value of warrants, which was to be amortized as interest expense over the term of the loan agreement. The loan was convertible during the pendency of any current open equity financing round at $1.65 per share, subject to adjustment. Upon conversion, Mr. Nam was to receive additional warrants for the purchase of up to 606,060 shares of the Company’s common stock at $2.00 per share.
     In December 2009, the Company issued 2,000,000 shares of its Preferred Stock in connection with an equity offering (see Note 10). As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $443 as a debt discount, which was to be amortized to interest expense over the remaining term of the loan agreement. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was to be recorded through earnings at each reporting date. The change in fair value of the conversion feature was not significant for the period ended December 31, 2009.
     On December 30, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert the balance of the promissory note, including accrued interest, of $976,865 into 976,865 shares of the Company’s Preferred Stock and warrants to purchase up to 1,953,730 shares of the Company’s common stock, exercisable at $0.70 per share, subject to adjustment. The ability for Mr. Nam to receive additional warrants for up to 606,060 shares of common stock was cancelled.
     In connection with the Exchange Agreement, the Company agreed to convert Mr. Nam’s outstanding debt balance of $976,865 at $0.50 per share, which was below the adjusted conversion price pursuant to the terms of the loan agreement. Pursuant to the conversion terms of the loan agreement, Mr. Nam would have received only 313,098 shares of stock. As a result, the Company issued Mr. Nam 663,767 additional shares of the Company’s Preferred Stock in connection with his debt conversion.
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
Alfonso Cordero and Mercy Cordero Note
     On January 14, 2011, the Company delivered a 10% unsecured promissory note (the “Note”) in the principal amount of $1,000,000 that matures on October 1, 2013 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (“Noteholder”) for amounts previously loaned to the Company in October 2010. The Note was dated as of September 30, 2010. Interest payments of $8,333 are due on the first day of each calendar month commencing November 1, 2010 and continuing each month thereafter. The Noteholder has agreed to waive payment obligations from November 1, 2010 through April 15, 2011. The Company recorded interest expense and accrued interest of $24,777 as of and for the year ended December 31, 2010.
     The Company may prepay the Note, but must prepay in full only. The Company will be in default under the Note upon: (1) failure to timely make payments due under the note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable. The applicable interest rate will be upon default will be increased to 15% or the maximum rate allowed by law. The Noteholder has waived any and all defaults under the Note at December 31, 2010 and through April 15, 2011.
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
     During 2010 and 2009, the Company issued 1,040,000 and 9,928,504 of additional warrants , respectively, related to convertible debt and during 2009 recorded liabilities related to conversion options (see Note 8). During 2010, the Company exchanged 697,639 of Class A warrants and 250,000 of Class B warrants for 947,639 Class G warrants (see Note 8). The Company also recorded an additional derivative liability of $275,676 related to the

Vision Debentures during the year ended December 31, 2010 (see Note 8). The Company estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 and $3,510,751 during 2010 and 2009, respectively. The debt discount will be amortized over the remaining life of the related debt. The change in fair value of the derivative liability will be recorded through earnings at each reporting date.
     During 2010 and 2009, the Company issued additional warrants of 2,310,000 and 5,953,730, respectively, related to Preferred Stock (see Note 10). The Company estimated the fair value of the warrants of $716,236 and $1,740,578, respectively, at the dates of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount will be recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative will be recorded through earnings at each reporting date.
     During 2010 and 2009, the Company recorded a discount on the issuance of Preferred Stock and a corresponding derivative liability of $685,124 and $7,314,273, respectively, related to the anti-dilution provision of the Preferred Stock issued. The discount will be recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities will be recorded through earnings at each reporting date.
     During 2010 and 2009, the amortization of the discounts related to the Preferred Stock anti-dilution provision and warrants issued was $3,730,150 and $6,116, respectively, which was recorded as a deemed dividend.
     During the years ended December 31, 2010 and 2009, the Company exchanged 3,500,000 warrants for 2,100,000 shares of common stock and 10,972,769 warrants to 2,263,750 shares of Preferred Stock, respectively, pursuant to the Exchange Agreement (see Note 10). As a result of these exchanges, the Company exchanged warrants with a fair value of $1,208,478 and $1,201,225 during 2010 and 2009, respectively, for shares of common stock valued at $840,000 and Preferred Stock valued at $1,155,390, resulting in gains on the exchanges of $368,478 and $45,835 during the years ended December 31, 2010 and 2009, respectively.
     During 2009, in connection with the conversion of the Vision Parties’ and Mr. Nam’s notes payable (see Note 8), the Company reclassified the fair value of the derivative liability related to the conversion feature of $208,857 to additional paid-in capital.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 4,000,000 shares of common stock (see Note 10). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.
     As of December 31, 2010, the unamortized discount related to the conversion feature of the Preferred Stock was $4,263,068.
     The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and embedded conversion features using the Black-Scholes-Merton option pricing model using the following assumptions as of December 31,:

	2010	2009
Annual dividend yield	—	—
Expected life (years)	0.25-5	0.25-5.00
Risk-free interest rate	0.12%-2.55%	0.40%-2.69%
Expected volatility	79%-162%	84%-159%
     Expected volatility is based primarily on historical volatility of the Company and the Company’s peer group. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.
     The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities.
     During the years ended December 31, 2010 and 2009, the Company recorded other income of $2,101,067 and $6,184,151, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying consolidated statements of operations.
     The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis as of December 31:

	Level 3 Carrying Value
	2010	2009
Embedded conversion options	$5,991,957	$8,853,893
Warrants	3,641,148	2,970,583

	$9,633,105	$11,824,476

Decrease in fair value	$2,101,067	$6,184,151

The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs for the years ended December 31:

	2010	2009
Balance at December 31,	$11,824,476	$—
Cumulative effect of adoption	—	6,853,108
Issuance of warrants and conversion option	2,240,139	12,565,601
Conversion of debt	—	(1,410,082)
Conversion of preferred stock to common stock	(1,121,965)	—
Exchange of warrants for common stock	(1,208,478)	—
Change in fair value	(2,101,067)	(6,184,151)

Balance at December 31,	$9,633,105	$11,824,476
NOTE 10 — EQUITY
  Series A Convertible Preferred Stock
     The Company’s board of directors has authorized 20,000,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”). Except as otherwise provided in the Certificate of Designation which created the Series A Preferred Stock (the “Series A Certificate”) or by law, each holder of shares of Preferred Stock shall have no voting rights. As long as any shares of Preferred Stock are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Stock or alter or amend the Series A Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Preferred Stock, (d) increase the number of authorized shares of the Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.
     Each share of Preferred Stock is convertible at any time and from time to time after the issue date at the holder’s option into two shares of the Company’s common stock (subject to beneficial ownership limitations (as defined below).
     Holders of our Preferred Stock are restricted from converting their shares of Preferred Stock to common stock if the number of shares of common stock to be issued pursuant to such conversion would cause the number of shares of common stock beneficially owned by such holder, together with its affiliates, at such time to exceed 4.99% of the then issued and outstanding shares of common stock; provided, however, that such holder may waive this limitation upon 61 days’ notice to the Company. The Company has not received any such notice. There are no redemption rights.
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
     If, at any time while the Preferred Stock is outstanding, (A) the Company effects any merger or consolidation of the Company with or into another person, (B) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions, (C) any tender offer or exchange offer (whether by the Company or another person) is completed pursuant to which holders of common stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (each of the foregoing, a “Fundamental Transaction”), then, upon any subsequent conversion of Preferred Stock, the holders shall have the right to receive, for each Conversion Share (as defined in Section 1 of the Series A Certificate) that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock.
     In September 2009, the Company offered up to 15,000,000 shares of Preferred Stock, at a purchase price of $1.00 per share, or up to an aggregate purchase price of $15,000,000, on a “best efforts” basis to selected qualified investors (the “Offering”). The minimum offering was $6,000,000. The proceeds of this Offering were delivered to the Company at multiple closings. During the years ended December 31, 2010 and 2009, the Company raised $1,155,000 and $1,978,942 (net of issuance costs), respectively, and issued 1,155,000 shares and 2,000,000 shares of Preferred Stock, respectively. In connection with the financing, the Company granted warrants to purchase 2,310,000 shares and 4,000,000 shares of common stock, respectively, at an exercise price of $0.70 per share. The warrants are exercisable for five years. The Company used the proceeds for working capital requirements.
     On December 30, 2009, the Company entered into an Exchange Agreement with Mr. Nam. Under the Exchange Agreement, Mr. Nam agreed to convert a promissory note plus the accrued interest, previously issued to him by the Company, of $976,865, into 976,865 shares of Preferred and warrants to purchase up to 1,953,730 shares of common stock (See Note 8).
     On December 30, 2009, the Company entered into an Exchange Agreement with Vision. Pursuant to the Exchange Agreement, the Company issued to the Vision Parties an aggregate of 9,370,698 shares of Preferred Stock (See Note 8).
     On March 22, 2010, one of the Company’s holders of Preferred Stock exercised their option to convert their 2,000,000 shares of Preferred Stock into 4,000,000 shares of common stock.
  Common Stock
     On July 21, 2010, the Company issued 20,000 shares of its common stock for investor relations services and recorded expense of $10,000.
     On November 6, 2009, the Company issued 100,000 shares of its common stock for investor relations services and recorded expense of $50,000.
     Pursuant to the consulting agreement dated September 17, 2008, the Company authorized to issue up to 160,000 shares of common stock at $2.00 per share, to Investor Relations Group (“IRG”) for investor relationship services to be rendered from September 17, 2008 through September 17, 2009. The shares vested 1/12th each month. The consulting agreement could be cancelled with a 30 day cancellation notice by either party. On June 6, 2009, the Company terminated the agreement with IRG. During the year ended December 31, 2009, 40,000 shares of common stock were issued under the consulting agreement and the fair value of the shares issued and earned of $80,000 was recorded and expensed.
     On February 20, 2009, the Company entered into a settlement agreement with Mr. Albert Lin, the CEO of Sooner Capital, principal of Maddog and a Director of Immersive Media Corp., whereby Mr. Lin released the Company from its obligations to issue certain securities upon the occurrence of certain events, under an agreement dated December 30, 2007, in exchange for the Company issuing 931,034 shares of common stock at $1.65 per share totaling $1,536,206, for investor relations services performed for the Company. The Company recorded the value of the shares in related party payables at December 31, 2008. The Company issued the shares on February 20, 2009.
     In September 2008, the Company sold to Piedmont Select Equity Fund (“Piedmont”) 125,000 shares of the Company’s common stock at $2.00 per share for an aggregate price of $250,000. In December 2008, the Company entered into a rescission agreement with Piedmont in which it agreed to rescind Piedmont’s stock purchase so long as affiliates of Piedmont purchased at least $250,000 of the Company’s equity securities. In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of the Company’s Preferred Stock at a purchase price of $1.00 per share and were issued Class G Warrants to purchase 500,000 shares of Company’s common stock at $0.70 per share. Concurrent with the closing of such offering, the Company rescinded the purchase of the 125,000 shares of common stock Piedmont. delivered the stock certificate for 125,000 shares to the Company and the Company returned the original purchase price of $250,000 to Piedmont.
NOTE 11 — STOCK OPTIONS AND WARRANTS
  Stock Option/Stock Issuance Plans
     On August 15, 2007 the Company adopted the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”), under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2007 Plan is administered by the board of directors. The 2007 Plan permits the issuance of up to 7,450,000 shares of the Company’s common stock. Options granted under the 2007 Plan generally vest 25% per year over four years and expire 10 years from the date of grant. The 2007 Plan was terminated with respect to the issuance of new options or awards upon the adoption of the 2010 Plan (see below); no further options or awards may be granted under the 2007 Plan.
     During 2010, the Company adopted the 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”), under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2010 Plan is administered by the Company’s board of directors. The 2010 Plan permits the issuance of up to 6,500,000 shares of the Company’s common stock. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.
     In July 2010, the exercise prices of certain outstanding employee stock options previously granted under the 2007 Plan were amended by the Company’s board of directors to have an exercise price of $0.50 per share. The amendments did not change the vesting schedules or any of the other terms of the respective stock options. As a result of the repricing of the options affected by the amendments, the Company will recognize a non-cash charge of $68,578 for the incremental change in fair value of the repriced options. Of the $68,578, the Company recorded $37,087 as share-based compensation for the year ended December 31, 2010 for the previously vested options. The remainder of the balance, $31,491, related to the unvested options will be amortized over the remaining vesting period of the related options. This repricing affected 24 employees who held 859,000 stock options in July 2010.
     The following table sets forth the share-based compensation expense:

	Years Ended December 31,
	2010	2009
Stock compensation expense — cost of net revenues	$57,466	$124,373
Stock compensation expense — sales and marketing	148,649	347,556
Stock compensation expense — research and development	125,527	202,507
Stock compensation expense — general and administrative	484,977	1,009,048

Total stock compensation expense	$816,619	$1,683,484

     A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the year ended December 31, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding — January 1, 2010	6,033,188	$0.64
Options granted	2,960,500	0.50
Options exercised	—	—
Options forfeited	(2,502,793)	0.65
Options cancelled	—	—

Total options outstanding — December 31, 2010	6,490,895	$0.57	8.22	$—

Options exercisable — December 31, 2010	3,248,371	$0.64	7.10	$—

Options vested and expected to vest — December 31, 2010	6,352,288	$0.57	8.18	$—

Options available for grant under the 2010 Plan at December 31, 2010	3,720,500

Weighted average fair value of options granted	$0.38

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
		Remaining	Average
Exercise		Contractual	Exercise		Weighted Average
Prices	Number of Shares	Life	Price	Number of Shares	Exercise Price
			(In years)
$0.50	3,545,583	9.23	$0.50	458,228	$0.50
$0.60	1,945,312	7.03	$0.60	1,790,143	$0.60
$0.77	1,000,000	6.95	$0.77	1,000,000	$0.77

	6,490,895	8.20	$0.57	3,248,371	$0.64

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
     The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options and warrants granted by the Company, along with certain other pertinent information:

	Years Ended December 31,
	2010	2009
Expected term (in years)	6.1	5.5
Expected volatility	93%	94% — 100%
Risk-free interest rate	1.8%	2.0%
Expected dividends	—	—
Forfeiture rate	2.8%	2.8%
Weighted-average grant date fair value per share	$0.38	$1.03
     Upon the exercise of common stock options, the Company issues new shares from its authorized shares.
     At December 31, 2010, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal years 2011 through 2014 related to unvested common stock options is approximately $1.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
  Warrants
     From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, noteholders and to non-employees for services rendered or to be rendered in the future (See Notes 8 and 10). Such warrants are issued outside of any equity incentive plans of the Company including the 2007 Plan and 2010 Plan. A summary of the warrant activity for the year ended December 31, 2010 is presented below:

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life	Value
			(In years)
Warrants outstanding — January 1, 2010	10,746,143	$0.87
Warrants granted (See Notes 8 and 10)	4,397,639	0.70
Warrants exchanged	(3,500,000)	0.70
Warrants cancelled (See Note 8)	(947,639)	0.93

Warrants outstanding and exercisable-December 31, 2010	10,696,143	$0.73	4.07	$—

NOTE 12 — COMMITMENTS AND CONTINGENCIES
  Operating Leases
     The Company leases two facilities in Costa Mesa, California under non-cancelable operating lease agreements that expired in 2010 but were extended on a month-to-month basis and will expire in 2012. These leases require monthly lease payments of approximately $9,000 and $25,000 per month.
     Lease expense for the facilities was approximately $384,000 and $448,000 for the years ended December 31, 2010 and 2009, respectively.
     Future minimum annual payments under these non-cancelable operating leases are as follows:

Years
Ending
December 31,	Total
2011	305,000
2012	209,000

$514,000

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
     On June 25, 2008, the Company elected to upgrade or replace approximately 500 external chargers (revision D or older) due to a chance that the chargers could fail over time. A failed charger could result in degrading the life of the batteries or cause the batteries to be permanently inoperable, or in extreme conditions result in thermal runaway of the batteries. The charges were placed in service between January 2007 and April 2008. The Company notified customers informing them of the need for an upgrade and began sending out new and/or upgraded chargers (revision E) in July 2008 to replace all existing revision D or older chargers that are in the field. The total costs of upgrading or replacing these chargers was approximately $68,000. All returned chargers will be upgraded to revision E and resold as refurbished units. The Company has completed the charger replacements as of December 31, 2010.
     The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheets as of and for the years ended December 31:

	2010	2009
Beginning balance, January 1,	$235,898	$362,469
Charged to cost of revenues	130,916	129,183
Usage	(201,173)	(255,754)

Ending balance, December 31	$165,641	$235,898

  Legal Contingency
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying consolidated balance sheet. The Company has recorded accrued interest of $4,126 at December 31, 2010.
     Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. The Plaintiff has filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. This motion is scheduled to be heard on April 21, 2011.
     In the ordinary course of business, the Company may face various claims brought by third parties in addition to the claim described above and may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of the Company’s products. Any of these claims could subject us to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the consolidated operations or financial position.
NOTE 13 — RELATED PARTY TRANSACTIONS
     The following reflects the related party transactions during the years ended December 31, 2010 and 2009.
  Controlling Ownership
     Mr. Nam, the Company’s CEO and Chairman of the Board of Directors, together with his children, owns 57.2% of the outstanding shares of the Company’s common stock.
  Accounts Receivable
     As of December 31, 2010 and 2009, the Company has receivables of $35,722 and $28,902, respectively, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. During 2010, the Company sold fixed assets to Graphion for a purchase price of $6,820, and there was no gain or loss recorded on the sale of the fixed assets. Graphion is wholly owned by Mr. Nam, the Company’s Chief Executive Officer . The amounts due are non-interest bearing and are due upon demand.
     As of December 31, 2010 and 2009, there were outstanding related party receivables of $0 and $6,756, respectively, which primarily relate to receivables due from Mr. Nam, which represents the rental obligation of Mr. Nam for his month-to-month lease of excess warehouse space at the Company’s facility in Costa Mesa, CA.
  Fixed Assets
     On December 20, 2010, the Company purchased a vehicle from Mr. Nam for cash to be used for sales and service. The purchase price was $7,000 and was determined to be the estimated fair value of the vehicle at the time of the purchase.
  Related Party Payables
     From time to time, the Company purchases batteries and outsources research and development from Graphion. During the years ended December 31, 2010 and 2009, the Company purchased $151,973 of research and development services, and $622,589 of parts, respectively, from Graphion and had an outstanding accounts payable balance of $51,973 and $104,931 owed to Graphion at December 31, 2010 and 2009, respectively.
  Accrued Salary
     As of December 31, 2010, the Company owed Mr. Nam $40,000 of salary pursuant to his employment agreement which is included in accrued expenses. Mr. Nam has elected to defer payment of this amount until the next round of funding is received by the Company.
  Intangible Assets
     On March 31, 2008, the Company entered into a purchase agreement with Immersive, one of the Company’s stockholders, for a GeoImmersive License Agreement, pursuant to which Immersive granted the Company the right to resell data in the Immersive mapping database. The Company paid Immersive $1,000,000 for the license.
     On March 16, 2009, the Company revised the terms of the agreement to revise the start of the two year license to begin upon the completion and approval of the post-production data. The revision includes automatic one-year renewals unless either party cancels within 60 days of the end of the contract. Upon the execution of the revision, the Company ceased amortizing the license and tested annually for impairment until the post-production of the data is complete. At December 31, 2009, management performed its annual review to assess potential impairment and deemed the intangible asset to be fully impaired, as management decided to allocate the resources required to map the data elsewhere. As a result, the remaining value of $625,000 was fully amortized as of December 31, 2009.
  Notes Payable — See Note 8
NOTE 14 — SUBSEQUENT EVENTS
     Subsequent events have been evaluated through the date that the consolidated financial statements were issued. There are no reportable subsequent events, except as disclosed below.
Mr. Nam advanced $800,000 to the Company in accordance with his loan agreement as follows (see Note 8):

Date of Advance	Amount Advanced
January 7, 2011	$75,000
January 25, 2011	50,000
February 9, 2011	45,000
February 25, 2011	30,000
February 28, 2011	100,000
March 10, 2011	25,000
March 11, 2011	475,000
     On February 4, 2011, the Company’s Board of Directors approved the grant of stock options to certain employees for the purchase of 3,250,000 shares of the Company’s common stock at $0.50 per share.

SIGNATURES
     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC.
By:	/s/ Ki Nam
Ki Nam,
President, Chief Executive Officer and Chief Operating Officer

Dated: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Ki Nam Ki Nam	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2011

/s/ Kelly J. Anderson Kelly J. Anderson	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2011

/s/ David Snowden David Snowden	Director	March 31, 2011

/s/ Steven J. Healy Steven J. Healy	Director	March 31, 2011

/s/ Mary S. Schott Mary S. Schott	Director	March 31, 2011

/s/ Robert Thomson Robert Thomson	Director	March 31, 2011

INDEX TO EXHIBITS

		Exhibit
Exhibit		No. Where
Number	Description	Filed
3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 15, 2006(1)	3.1

3.2	Bylaws adopted April 1, 2006(1)	3.2

3.3	Amendment to Bylaws, dated January 16, 2009(5)	3.1

3.4	Amendment to Certificate of Incorporation dated November 12, 2009(9)	3.4

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated November 12, 2009(9)	3.5

10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.2

10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.3

10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.4

10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007(1)	10.5

10.5	Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. for 2975 Airway Avenue, Costa Mesa, CA 92626, dated November 1, 2006(1)	10.6

10.6	Form of Distribution Agreement(1)	10.7

10.7+	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007(1)	10.8

10.8+	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)	10.9

10.9+	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007(1)	10.10

10.10	Securities Purchase Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)	10.11

10.11	Promissory Note issued by T3 Motion, Inc. to Immersive Media Corp., dated December 31, 2007 in the original principal amount of $2,000,000(1)	10.12

10.12	Common Stock Purchase Warrant issued by T3 Motion, Inc. to Immersive Media Corp., dated December 31, 2007(1)	10.13

10.13	Investor Rights Agreement between T3 Motion, Inc. and Immersive Media Corp., dated December 31, 2007(1)	10.14

10.14	Securities Purchase Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)	10.15

10.15	Registration Rights Agreement between T3 Motion, Inc. and certain Purchasers, dated March 28, 2008(1)	10.16

		Exhibit
Exhibit		No. Where
Number	Description	Filed
10.16	GeoImmersive Image Data & Software Licensing Agreement between the Company and Immersive Media Company, dated July 9, 2008(2)	10.20

10.17	Amendment to Promissory Note issued by the Company in favor of Immersive Media Corp., dated as of December 19, 2008(3)	10.1

10.18	Securities Purchase Agreement between the Company and Vision Opportunity Master Fund, Ltd. (“Vision”), dated December 30, 2008(4)	10.1

10.19	Form of 10% Secured Convertible Debenture Due December 30, 2008(4)	10.2

10.20	Subsidiary Guarantee, dated December 30, 2008(4)	10.4

10.21	Security Agreement, dated December 30, 2008 between the Company and the holders of the Company’s 10% Secured Convertible Debentures(4)	10.5

10.22	Form of Lock-up Agreement, dated December 30, 2008(4)	10.6

10.23†	Director Offer Letter to Mary S. Schott from Company, dated January 16, 2009(5)	10.1

10.24	Distribution Agreement, dated November 24, 2008 by and between the Company and CT&T(7)	10.28

10.25	Settlement Agreement dated as of February 20, 2009 by and between the Company on the one hand, and Sooner Cap, Albert Lin and Maddog Executive Services on the other(7)	10.29

10.26	Distribution Agreement dated as of March 20, 2009 by and between the Company and Spear International, Ltd.(6)	10.1

10.27	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Company and Immersive Media Company dated as of March 16, 2009(7)	10.31

10.28	Securities Purchase Agreement dated as of February 23, 2009 between the Company and Ki Nam(7)	10.32

10.29	10% Convertible Note issued by the Company to Ki Nam in the original principal amount of up to $1,000,000(7)	10.33

10.30	Series E Common Stock Purchase Warrant issued by the Company to Ki Nam(7)	10.34

10.31	Amendment to Debenture, Warrant and Securities Purchase Agreement between the Company and Vision(7)	10.35

10.32	Securities Purchase Agreement dated as of May 28, 2009 between the Company and Vision, dated May 28, 2009(8)	10.1

10.33	Form of 10% Secured Convertible Debenture issued by the Company to Vision, dated May 28, 2009(8)	10.2

10.34	Subsidiary Guarantee, dated as of May 28, 2009(8)	10.4

10.35	Security Agreement between the Company and Vision dated as of May 28, 2009(8)	10.5

10.36	Securities Purchase Agreement between the Company and Vision, dated as of December 30, 2009(10)	10.1

10.37	Form of 10% Secured Convertible Debenture issued by the Company to Vision, dated as of December 30, 2009 in the original principal amount of $3,500,000(10)	10.2

10.38	Form of Series G Common Stock Purchase Warrant issued by the Company dated as of December 30, 2009(10)	10.3

10.39	Subsidiary Guarantee dated as of December 30, 2009, issued by T3 Motion, Ltd.(10)	10.4

		Exhibit
Exhibit		No. Where
Number	Description	Filed
10.40	Security Agreement dated as of December 30, 2009, among the Company, T3 Motion, Ltd. and Vision(10)	10.5

10.41	Securities Exchange Agreement dated as of December 30, 2009, among the Company, Vision and Vision Capital Advantage Fund, L.P. (“VCAF”)(10)	10.6

10.42	Lock-Up Agreement dated as of December 30, 2009 between the Company and Ki Nam(10)	10.7

10.43	Stockholders Agreement dated as of December 30, 2009, among the Company, Ki Nam, Vision and VCAF(10)	10.8

10.44	Amendment No. 2 dated as of March 31, 2010 to Immersive Media Promissory Note (11)	10.1

10.45†	Employment Agreement dated as of January 1, 2010 between the Company and Kelly Anderson (11)	10.2

10.46†	2010 Stock Option/Stock Issuance Plan (12)	10.1

10.47†	Employment Agreement dated as of August 13, 2010 between the Company and Ki Nam (14)	10.1

10.48	Settlement Agreement dated as of July 29, 2010 and executed on August 3, 2010 by and among the Company, Ki Nam, Jason Kim and Preproduction Plastics, Inc. (13)	10.2

10.49	Amendment No. 1 to 10% Senior Secured Convertible Debenture dated as of December 31, 2010 between the Company and Vision(15)	10.1

10.50	Securities Exchange Agreement dated December 31, 2010 between the Company and Vision(15)	10.2

10.51	Unsecured Promissory Note dated September 30, 2010 in the original principal amount of $1.0 million issued by the Company to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust(16)	10.1

10.52†	2007 Stock Option/Stock Issuance Plan (1)	10.1

10.53*†	Form of Stock Option Agreement for use with 2007 Stock Option/Stock Issuance Plan

10.54*†	Form of Stock Option Agreement for use with 2010 Stock Option/Stock Issuance Plan

10.55†	10% Promissory Note dated as of February 24, 2011 in the original principal amount of up to $2.5 million issued to Ki Nan(17)	10.1

14.1*	Code of Conduct and Ethics

21.1	List of Subsidiaries(1)

31.1*	Section 302 Certificate of Chief Executive Officer

31.2*	Section 302 Certificate of Chief Financial Officer

32.1*	Section 906 Certificate of Chief Executive Officer

32.2*	Section 906 Certificate of Chief Financial Officer

*	Filed herewith.

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit pursuant to Rule 406 under the Securities Act.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on July 14, 2008.

(3)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(4)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.

(5)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(6)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009.

(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.

(8)	Filed with the Company’s Current Report on Form 8-K filed on June 5, 2009.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(10)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.

(11)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.

(12)	Filed with the Company’s Current Report on Form 8-K filed on July 7, 2010.

(13)	Filed with the Company’s Current Report on Form 8-K filed on August 9, 2010.

(14)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.

(15)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2011.

(16)	Filed with the Company’s Current Report on Form 8-K filed on January 21, 2011.

(17)	Filed with the Company’s Current Report on Form 8-K filed on March 1, 2011.