Form 10-Q
period 2011-03-31
T3 Motion, Inc.
filed 2011-05-23
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 20, 2011 the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share, was 8,237,276

T3 MOTION, INC.
INDEX TO FORM 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,070	$123,861
Restricted cash	10,000	10,000
Accounts receivable, net of reserves of $47,626 and $50,000, respectively	568,602	595,261
Related party receivables	37,571	35,722
Inventories	896,157	1,064,546
Prepaid expenses and other current assets	631,463	251,467

Total current assets	2,287,863	2,080,857
Property and equipment, net	482,951	564,700
Deposits	934,893	934,359

Total assets	$3,705,707	$3,579,916

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,647,227	$1,335,761
Accrued expenses	1,776,066	1,483,220
Related party payables	51,973	51,973
Note payable	93,468	243,468
Derivative liabilities	8,643,368	9,633,105
Related party notes payable, net of debt discounts	6,621,000	4,391,121

Total current liabilities	18,833,102	17,138,648
Long term liabilities
Related party notes payable	1,000,000	2,121,000

Total liabilities	19,833,102	$19,259,648

Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; 11,502,563 shares issued and outstanding	11,503	11,503
Common stock, $0.001 par value; 150,000,000 shares authorized; 5,065,847 shares issued and outstanding	5,066	5,066
Additional paid-in capital	30,477,262	29,419,540
Accumulated deficit	(46,625,595)	(45,120,210)
Accumulated other comprehensive income	4,369	4,369

Total stockholders’ deficit	(16,127,395)	(15,679,732)

Total liabilities and stockholders’ deficit	$3,705,707	$3,579,916

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Net revenues	$996,562	$1,149,426
Cost of net revenues	956,932	1,127,449

Gross profit	39,630	21,977

Operating Expenses:
Sales and marketing	311,750	427,654
Research and development	233,912	320,506
General and administrative	821,545	1,029,413

Total operating expenses	1,367,207	1,777,573

Loss from operations	(1,327,577)	(1,755,596)

Other income (expense), net:
Interest income	43	903
Other income, net	991,694	755,555
Interest expense	(303,945)	(681,801)

Total other income (expense), net	687,792	74,657

Loss before provision for income tax	(639,785)	(1,680,939)
Provision for income tax	800	800

Net loss	(640,585)	(1,681,739)
Deemed dividend to preferred stockholders	(864,800)	(1,672,882)

Net loss attributable to common stockholders	$(1,505,385)	$(3,354,621)

Other comprehensive income (loss):
Foreign currency translation income	—	205

Comprehensive loss	$(640,585)	$(1,681,534)

Net loss per share: Basic and diluted	$(0.30)	$(0.74)

Weighted average number of common shares outstanding:
Basic and diluted	5,065,847	4,505,096

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

							Accumulated
		Preferred		Common	Additional		Other	Total
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
BALANCE — December 31, 2010	11,502,563	$11,503	5,065,847	$5,066	$29,419,540	$(45,120,210)	$4,369	$(15,679,732)

Preferred stock dividend (unaudited)					864,800	(864,800)		—
Share-based compensation expense (unaudited)					192,922			192,922
Net loss (unaudited)						(640,585)		(640,585)

BALANCE — March 31, 2011 (unaudited)	11,502,563	$11,503	5,065,847	$5,066	$30,477,262	$(46,625,595)	$4,369	$(16,127,395)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(640,585)	$(1,681,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,749	91,841
Warranty expense	30,794	13,229
Share-based compensation expense	192,922	292,461
Change in fair value of derivative liabilities	(989,737)	(753,727)
Amortization of debt discounts	108,879	554,851
Change in operating assets and liabilities:
Accounts and other receivables	26,659	(189,477)
Inventories	168,389	(119,741)
Prepaid expenses and other current assets	(148,677)	(391,490)
Deposits	(534)	51
Accounts payable and accrued expenses	367,005	(232,665)
Related party payables	—	(104,931)

Net cash used in operating activities	(803,136)	(2,521,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(1,849)	(1,607)
Purchases of property and equipment	—	(26,646)
Repayment of loans/advances to related parties	—	1,475

Net cash used in investing activities	(1,849)	(26,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	1,000,000	—
Recission of common stock	—	(250,000)
Deferred offering costs	(24,806)
Proceeds from the sale of preferred stock, net of issuance costs	—	1,155,000
Repayment of note payable	(150,000)	—

Net cash provided by financing activities	825,194	905,000

Effect of exchange rate on cash	—	205

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,209	(1,642,910)
CASH AND CASH EQUIVALENTS — beginning of period	123,861	2,580,798

CASH AND CASH EQUIVALENTS — end of period	$144,070	$937,888

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Three Months Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$6,494

Income taxes	$—	$800

Supplemental disclosure of non-cash activities:
Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$—	$1,401,360

Deferred offering costs in connection with equity financing recorded in accounts payable	$206,513	$—

Reclassification of derivative liability to equity	$—	$1,121,965

Debt discount and warrant liabiltiy recorded upon issuance of warrants	$—	$233,984

Amortization of preferred stock discount related to conversion feature and warrants	$864,800	$1,672,882

Conversion of preferred stock to common stock	$—	$4,000

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
Interim Unaudited Condensed Consolidated Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.
     The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.
Going Concern
     The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at March 31, 2011, the Company had an accumulated deficit of $(46,625,595), a working capital deficit of $(16,545,239) and cash and cash equivalents (including restricted cash) of $154,070. Additionally, the Company used cash in operations of $(803,136) for the three months ended March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     On May 19, 2011, the Company completed a public offering of its securities generating $11.1 million in gross proceeds (see below). In addition to this financing, management has been implementing cost reduction strategies for material, production and service costs and believes that its cash from operations, together with the net proceeds of the offering, will be sufficient to allow the Company to continue as a going concern through at least December 31, 2011.

     The Company anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern.
Public Offering of the Company’s Equity Securities
     On May 16, 2011, the Company announced that it had raised $11.1 million in a public offering of its securities. The offering closed on May 19, 2011, and the Company received net proceeds of $9,678,903 after deducting commissions and offering expenses.
     The transaction resulted in the issuance of 3,171,429 units of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC, (the “AMEX”). The Company has offered contractual rights to investors that either purchase $500,000 or more of our units in the offering or are converting at least $500,000 of existing securities into substantially identical units. We entered into agreements with such investors that grant them approval rights to certain change of control transactions. Such agreements also granted them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
Debt and Preferred Stock Conversion into Common Stock and Common Stock Equivalent Securities.
     In connection with the AMEX listing and the May public offering, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”); and Ki Nam, our Chief Executive Officer, will convert their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 unregistered units. As with the publicly offered units, each unregistered unit consisted of one share of common stock, one Class H warrant and one Class I warrant. Because the units, shares, warrants and warrant shares underlying these units are not registered, we intend to file a registration statement registering such securities within seven days of the closing of the May public offering.
     In connection with the AMEX listing, the Company’s preferred stockholders have agreed to convert all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which are convertible into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock will also be registered.
1-for-10 Reverse Stock Split
     The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the May public offering. All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.
Lock Up Agreement
     Upon closing of the offering, Vision and Ki Nam have entered into lock-up agreements pursuant to which such parties have agreed not to sell any shares of our common stock for 12 months, subject to exceptions.

Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiary, T3 Motion Ltd. (UK) (the “subsidiary”). All significant inter-company accounts and transactions are eliminated in consolidation.
Reclassifications
     Certain amounts in the 2010 financial statements have been reclassified to conform with the current period presentation.
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
Concentrations of Credit Risk
Cash and Cash Equivalents
     The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At March 31, 2011, the Company did not have cash deposits in excess of the FDIC limit.
     The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of March 31, 2011 was $10,000.
Accounts Receivable
     The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At March 31, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $47,626 and $50,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
     As of March 31, 2011 and December 31, 2010, one and two customers accounted for approximately 39% and 51% of total accounts receivable, respectively. Two customers accounted for approximately 29% and one customer accounted for approximately 12% of net revenues for the three months ended March 31, 2011 and 2010, respectively.

Accounts Payable
     As of March 31, 2011 and December 31, 2010, three and one vendors accounted for approximately 31% and 10% of total accounts payable, respectively. Two vendors accounted for approximately 51% and 22% of purchases for the three months ended March 31, 2011 and 2010, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, note payable, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 6).
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
Loss Per Share
     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential shares underlying derivative securities such as options, warrants and convertible notes had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 5.8 million and 4.9 million shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three months ended March 31,
	2011	2010
	(unaudited)
Net loss	$(640,585)	$(1,681,739)
Deemed dividend to preferred stockholders	(864,800)	(1,672,882)

Net loss attributable to common stockholders	$(1,505,385)	$(3,354,621)

Weighted average number of common shares outstanding:
Basic and diluted	5,065,847	4,505,096
Net loss per share:
Basic and diluted	$(0.30)	$(0.74)

Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three months ended March 31, 2011. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)
Net revenues:
T3 Series domestic	$723,383	$1,066,579
T3 Series international	273,179	61,697
CT Series domestic	—	21,150

Total net revenues	$996,562	$1,149,426

NOTE 2 — INVENTORIES
     Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Raw materials	$774,440	$788,496
Work-in-process	65,962	212,723
Finished goods	55,755	63,327

	$896,157	$1,064,546

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Prepaid inventory	$125,021	$148,410
Deferred offering costs	231,319	—
Prepaid expenses and other current assets	275,123	103,057

	$631,463	$251,467

NOTE 4 — NOTE PAYABLE
     Note payable consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Note payable to Preproduction Plastics, Inc., interest payable monthly at 6% per annum, monthly payments of $50,000 plus interest, due May 2011	$93,468	$243,468

     In accordance with a settlement agreement (see Note 9), the Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, to Preproduction Plastics, Inc., which is payable in monthly payments of $50,000 each, plus interest accruing at 6% per annum from the date of the settlement. Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. As a result, the Plaintiff filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. While the motion has been pending, the Company has made principal payments totaling $150,000. This motion is now scheduled to be heard on June 16, 2011. During the three months ended March 31, 2011, the Company recorded $4,855 of interest expense and had accrued interest of $8,040 at March 31, 2011.

NOTE 5 — RELATED PARTY NOTES PAYABLE
     Related party notes payable, net of discounts consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Note payable to Immersive Media Corp., 19% interest rate, net of discount of $0 and $108,879, respectively, due May 20, 2011	$1,000,000	$891,121
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate, due June 30, 2011	3,500,000	3,500,000
Note payable to Ki Nam, 10% interest rate per annum, due March 31, 2012	2,121,000	1,121,000
Note payable to Alfonso and Mercy Cordero, 10% interest rate per annum, due October 1, 2013	1,000,000	1,000,000

	7,621,000	6,512,121

Less: current portion	(6,621,000)	(4,391,121)

	$1,000,000	$2,121,000

Immersive Note
     On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s shareholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and is secured by all of the Company’s assets (see subsequent amendments to the note below).
     In connection with the issuance of the promissory note, the Company issued a warrant to Immersive for the purchase of 69,764 shares of the Company’s common stock at an exercise price of $10.80 per share. The warrants are immediately exercisable. The Company recorded a debt discount of $485,897 related to the fair value of the warrants, which was calculated using the Black-Scholes Merton option pricing model. The debt discount was amortized to interest expense over the original term of the promissory note.
First Amendment to Immersive Note
     On December 19, 2008, the Company amended the terms of the promissory note with Immersive to, among other things, extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010 and give Immersive the option to convert the promissory note during the pendency and prior to the closing of an equity offering into units of the Company’s securities at an original conversion price of $16.50 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at $20.00 per share. In the event the Company issues common stock or common stock equivalents for cash consideration in a subsequent financing at an effective price per share less than the original conversion price, the conversion price will reset. The amended terms of the note resulted in terms that were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt during the year ended December 31, 2008. There was no gain or loss recognized in connection with the extinguishment. At the date of the amendment, the Company did not record the value of the conversion feature as the conversion option was contingent on a future event.
     In December 2009, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock (“Preferred Stock”) in connection with an equity offering. As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $1,802 as a debt discount and amortized such amount to interest expense through the maturity of the note on March 31, 2010. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was recorded through earnings.

     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 25,000 shares of the Company’s common stock at an exercise price of $20.00 per share, subject to adjustment. For every three months that the promissory note is outstanding, the Company issued Immersive a warrant to purchase 5,000 shares of the Company’s common stock. During the year ended December 31, 2009, the Company issued warrants to Immersive to purchase 20,000 shares of the Company’s common stock. The Company recorded a debt discount of $139,778 based on the estimated fair value of the warrants issued during the year ended December 31, 2009. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $5.00 per share (see Note 6 for a discussion on derivative liabilities). During the year ended December 31, 2010, the Company issued the remaining 5,000 warrants under the note. The Company recorded an additional debt discount of $15,274 based on the estimated fair value of the 5,000 warrants issued during the year ended December 31, 2010.
     During the three months ended March 31, 2010, the Company amortized $56,539 of the debt discounts to interest expense. As of March 31, 2010, prior to the second amendment to the Immersive note (see below), the debt discounts were fully amortized to interest expense.
Second Amendment to Immersive Note
     On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, the Company agreed to exchange Immersive’s Class A warrants to purchase up to 69,764 shares of the Company’s common stock at an exercise price of $10.80 per share and its Class D warrants to purchase up to 25,000 shares of the Company’s common stock at an adjusted exercise price of $7.00 per share, for Class G warrants to purchase up to 69,764 shares and 25,000 shares of the Company’s common stock, respectively, each with an exercise price of $7.00 per share. The Company recorded a debt discount and derivative liability of $1,898 based on the incremental increase in the estimated fair value of the re-pricing of the 25,000 warrants. The Company recorded an additional debt discount and derivative liability in the amount of $216,811 based on the estimated fair value of the 69,764 warrants issued. The total debt discount was amortized in April 2010. The amended terms did not result in terms that were substantially different from the terms of the original note. Therefore, there was no extinguishment of debt as a result of the second amendment.
     The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G warrants to purchase up to 104,,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The interest rate, which compounds annually, was also amended to 15.0%. The Company recorded interest expense of $37,500 and $30,000, related to the stated rate of interest during the three months ended March 31, 2011 and 2010, respectively, and had accrued interest of $147,500 and $110,000 at March 31, 2011 and December 31, 2010, respectively. The terms of the Class G warrants issued to Immersive are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of this debt discount was $108,879 and $0 for the three months ended March 31, 2011 and 2010, respectively, resulting in an unamortized debt discount balance of $0 at March 31, 2011.
Third Amendment to Immersive Note
     On March 30, 2011, Immersive agreed to extend the note to April 30, 2011. As consideration for extending the note, the Company agreed to increase the interest rate to 19% per annum compounded annually commencing on April 1, 2011. The amended terms of the note did not result in terms that were substantially different from the terms of the original note, therefore there was no extinguishment of debt.
Fourth Amendment to Immersive Note
     On April 30, 2011, Immersive agreed to extend the note to May 20, 2011. All terms of the note remained the same (see Note 11).

Repayment of Immersive Note
     On May 20, 2011, the Company paid Immersive the balance of $1,121,861, including all accrued interest due under the note.
Vision Opportunity Master Fund, Ltd. Bridge Financing
December 30, 2009 — 10% Convertible Debenture
     On December 30, 2009, the Company sold $3,500,000 in debentures and warrants to Vision through a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The Company issued to Vision, 10% secured convertible debentures (“Debentures”), with an aggregate principal value of $3,500,000.
     The Debentures accrue interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date of the Debentures was December 30, 2010 (see below). At any time after the 240th calendar day following the issue date, the Debentures are convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consists of one share of the Company’s Preferred Stock and a warrant to purchase one share of our common stock. As a result of the 240th day passing, the Company recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010 (see Note 6). The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures is payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Company recorded interest expense of $87,500 and $88,232, related to the stated rate of interest, for the three months ended March 31, 2011 and 2010, respectively, and had accrued interest of $439,444 and $350,959 as of March 31, 2011 and December 31, 2010, respectively.
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
     Also pursuant to the Purchase Agreement, Vision received Class G common stock purchase warrants (the “Class G Warrants”). Pursuant to the terms of the Class G Warrants, Vision is entitled to purchase up to an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $7.00 per share, subject to adjustment. The Class G Warrants have a term of five years after the issue date of December 30, 2009.
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

Amendment to December 30, 2009 10% Convertible Debenture
     On December 31, 2010, the Company and Vision amended the Debenture to extend the maturity date from December 31, 2010 to March 31, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.
Second Amendment to December 30, 2009 10% Convertible Debenture
     On March 31, 2011, the Company and Vision amended the Debenture to extend the maturity date from March 31, 2011 to June 30, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.
Conversion of 10% Convertible Debenture Upon Closing of May Public Offering
     The Vision Debentures of $3.5 million plus accrued interest of $486,098 will convert into 1,138,885 units of the Company’s securities upon completion of the offering which was completed on May 19, 2011. Each unit consisted of one share of common stock, one Class H warrant and one Class I warrant.
Debt Discounts and Amortization
     The debt discount recorded on the December 30, 2009 Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, the Company recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the three months ended March 31, 2011 and 2010, the Company amortized $0 and $498,311, respectively, of the debt discounts to interest expense.
Ki Nam Note
2010 Note
     On February 24, 2011, the Company entered into a loan agreement with Ki Nam, its Chairman and Chief Executive Officer, for previous advances to the Company. The agreement allows Mr. Nam to advance up to $2.5 million for operating requirements. The note bears interest at 10% per annum. The note is due on March 31, 2012 and allows for an automatic one year extension. During the year ended December 31, 2010, Mr. Nam advanced $1,511,000 to the Company to be used for operating requirements. During October 2010, the Company repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. During the three months ended March 31, 2011, Mr. Nam advanced $1,000,000 to the Company to be used for operating requirements. The Company recorded interest expense of $35,566 for the three months ended March 31, 2011. The Company had accrued interest of $59,322 as of March 31, 2011 and $23,756 as of December 31, 2010.
Conversion of 2010 Note Upon Closing of May Public Offering
     The 2010 Note of $2.121 million in principal plus accrued interest of $91,851 will convert into 632,243 units of the Company’s securities upon completion of the offering which was completed on May 19, 2011. Each unit consisted of one share of common stock, one Class H warrant, and one Class I warrant.
2011 Note
     In April 2011, Mr. Nam, advanced $300,000 to the Company in exchange for debt securities to be negotiated with the Company (“2011 Note”). The Company proposed to Mr. Nam the 2011 Note would accrue interest at 12% per annum and would mature in one year. Interest payments would be due monthly and will commence on June 1, 2011. The Company also proposed granting 30,000 five-year warrants to purchase common stock at $3.50 (see Note 11).

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
Alfonso Cordero and Mercy Cordero Note
     On January 14, 2011, the Company delivered a 10% unsecured promissory note (the “Note”) in the principal amount of $1,000,000 that matures on October 1, 2013 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (“Noteholder”) for amounts previously loaned to the Company in October 2010. The Note was dated as of September 30, 2010. Interest payments of $8,333 are due on the first day of each calendar month commencing November 1, 2010 and continuing each month thereafter. The Company recorded interest expense of $25,000 for the three months ended March 31, 2011 and accrued interest of $49,277 as of March 31, 2011 and $24,277 as of December 31, 2010.
     The Company may prepay the Note, but must prepay in full only. The Company will be in default under the Note upon: (1) failure to timely make payments due under the note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable. The applicable interest rate will be upon default will be increased to 15% or the maximum rate allowed by law. The Noteholder has waived any and all defaults under the Note at December 31, 2010 and through April 15, 2011. On May 19, 2011, the Company paid the outstanding accrued interest balance of $59,290, bringing the note current per the terms of the note.
NOTE 6 — DERIVATIVE LIABILITIES
     The Company recognizes the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.
     During 2010, the Company issued 104,000 warrants, respectively, related to convertible debt (see Note 5). During 2010, the Company exchanged 69,764 of Class A warrants and 25,000 of Class B warrants for 94,764 Class G warrants (see Note 5). The Company also recorded an additional derivative liability of $275,676 related to the Vision Debentures during the year ended December 31, 2010 (see Note 5). The Company estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 during 2010. The debt discount was amortized over the remaining life of the related debt. The change in fair value of the derivative liability is recorded through earnings at each reporting date.
     During 2010, the Company issued additional warrants of 231,000, related to Preferred Stock (see Note 7). The Company estimated the fair value of the warrants of $716,236 at the date of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount is recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of Preferred Stock and a corresponding derivative liability of $685,124, related to the anti-dilution provision of the Preferred Stock issued. The discount is recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities is recorded through earnings at each reporting date.
     During the three months ended March 31, 2011 and 2010, the amortization of the discounts related to the Preferred Stock anti-dilution provision and warrants issued was $864,800 and $1,672,882, respectively, which was recorded as a deemed dividend.

     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock (see Note 7). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.
     As of March 31, 2011 and December 31, 2010, the unamortized discount related to the conversion feature of the Preferred Stock was $3,398,268 and $4,263,068, respectively.
     During the three months ended March 31, 2010, the Company recorded additional debt discount and derivative liabilities of $15,274, related to related party notes payable (see Note 5).
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

March 31,
2011
(unaudited)
Annual dividend yield	—
Expected life (years)	0.25-4.08
Risk-free interest rate	0.30%-2.24%
Expected volatility	155%-156%
     Expected volatility is based primarily on historical volatility of the Company, using weekly pricing observations, and the Company’s peer group, using daily pricing observations. Historical volatility was computed for recent periods that correspond to the expected term. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.
     The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the instrument.
     During the three months ended March 31, 2011 and 2010, the Company recorded other income of $989,737 and $753,727, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.
     The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis.

	Level 3	Level 3
	Carrying Value	Carrying Value
	March 31,	December 31,
	2011	2010
	(unaudited)
Embedded conversion options	$5,117,813	$5,991,957
Warrants	3,525,555	3,641,148

	$8,643,368	$9,633,105

Decrease in fair value	$989,737

     The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs (unaudited):

	2011	2010
Beginning balance, January 1,	$9,633,105	$11,824,476
Issuance of warrants and conversion option	—	1,635,344
Reclassification to equity due to conversion of preferred stock	—	(1,121,965)
Change in fair value	(989,737)	(753,727)

Ending balance, March 31	$8,643,368	$11,584,128

NOTE 7 — EQUITY
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
     Each share of Preferred is convertible at any time and from time to time after the issue date at the holder’s option into two shares of the Company’s common stock (subject to beneficial ownership limitations (each as defined below)).
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

     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock.
     During the three months ended March 31, 2010, the Company issued and sold 1,155,000 shares of preferred stock through an equity financing transaction. In connection with the financing, the Company issued warrants to purchase 231,000 shares of common stock, exercisable at $7.00 per share. The warrants are exercisable for five years (See Note 6 for additional discussion).
     Per the terms of the May public offering, all shares of Series A convertible preferred stock will be converted into 2,872,574 shares of our common stock.
Common Stock
     In September 2008, the Company sold to Piedmont Select Equity Fund (“Piedmont”) 12,500 shares of its common stock at $20.00 per share for an aggregate price of $250,000. In December 2008, the Company entered into a rescission agreement with Piedmont in which it agreed to rescind the Piedmont’s stock purchase so long as affiliates of Piedmont were to purchase at least $250,000 of Company equity securities. In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of the Company’s Series A Preferred Stock at $1.00 per share and warrants to purchase 50,000 shares of Company common stock for a purchase price of $250,000. Concurrent with the closing of such offering, the Company rescinded the purchase of the 12,500 shares of common stock. Piedmont delivered the stock certificate for 12,500 shares to the Company and the Company returned the original purchase price of $250,000 to Piedmont.
NOTE 8 — STOCK OPTIONS AND WARRANTS
Stock Option/Stock Issuance Plan
     On August 15, 2007 the Company adopted the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”), under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2007 Plan is administered by the board of directors. The 2007 Plan permits the issuance of up to 745,000 shares of the Company’s common stock. Options granted under the 2007 Plan generally vest 25% per year over four years and expire 10 years from the date of grant. The 2007 Plan was terminated with respect to the issuance of new options or awards upon the adoption of the 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”); no further options or awards may be granted under the 2007 Plan.
     During 2010, the Company adopted the 2010 Plan, under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2010 Plan is administered by the Company’s board of directors. The 2010 Plan permits the issuance of up to 650,000 shares of the Company’s common stock. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.
     The following table sets forth the share-based compensation expense(unaudited):

	The Three Months Ended
	March 31,
	2011	2010
Stock compensation expense — cost of net revenues	$12,143	$25,310
Stock compensation expense — sales and marketing	25,224	45,833
Stock compensation expense — research and development	23,155	45,831
Stock compensation expense — general and administrative	132,400	175,487

Total stock compensation expense	$192,922	$292,461

     A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the three months ended March 31, 2011 is presented below (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding — January 1, 2011	649,090	$5.72
Options granted	330,000	5.00
Options exercised	—	—
Options forfeited	(9,823)	5.10
Options cancelled	—	—

Total options outstanding — March 31, 2011	969,267	$5.48	8.62	$—

Options exercisable — March 31, 2011	329,869	$6.37	6.86	$—

Options vested and expected to vest — March 31, 2011	621,664	$5.02	9.53	$—

Options available for grant under the 2010 Plan at March 31, 2011	42,050

The weighted average fair value per share of options granted during the three months ended March 31, 2011 was $3.90.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2011 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted		Average
Exercise	Number of	Contractual	Average of	Number of	Exercise
Prices	Shares	Life	Exercise Price	Shares	Price
$5.00	675,767	9.43	$5.00	47,338	$5.00
$6.00	193,500	6.78	$6.00	182,531	$6.00
$7.70	100,000	6.70	$7.70	100,000	$7.70

	969,267	8.62	$5.48	329,869	$6.37

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
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company, along with certain other pertinent information:

March 31,
2011
(unaudited)
Expected term ( in years)	6.02
Expected volatility	205%
Risk-free interest rate	2.6%
Expected dividends	—
Forefeiture rate	2.8%
     Upon the exercise of common stock options, the Company issues new shares from its authorized shares.
     At March 31, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2011 through 2015 related to unvested common stock options is approximately $2.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.3 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
     From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 5 and 7). Such warrants are issued outside of the Plan. A summary of the warrant activity for the three months ended March 31, 2011 is presented below (unaudited):

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life (in years)	Value
Warrants outstanding — January 1, 2011	1,069,615	$7.30
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable- March 31, 2011	1,069,615	$7.30	3.87	$—

Amendment to Certain Class G Warrants
     During May 2011, the Company entered into agreements with certain Class G warrant holders to waive the price-based, anti-dilution protection provisions and fix the exercise price per share of the Common Stock under the Warrant to $5.00.
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
     The following table presents the changes in the product warranty accrual for the three months ended March 31 (unaudited):

	2011	2010
Beginning balance, January 1,	$165,641	$235,898
Charged to cost of revenues	30,794	13,229
Usage	(31,898)	(33,978)

Ending balance, March 31	$164,537	$215,149

Legal Contingency
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 was recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $8,040 and $4,126 at March 31, 2011 and December 31, 2010, respectively.
     Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. As a result, the Plaintiff filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. While the motion has been pending, the Company has made principal payments totaling $150,000. This motion is now scheduled to be heard on June 16, 2011.
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
Accounts Receivable
     As of March 31, 2011 and December 31, 2010, the Company has receivables of $37,571 and $35,722, respectively, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. During 2010, the Company sold fixed assets to Graphion for a purchase price of $6,820, and there was no gain or loss recorded on the sale of the fixed assets. Graphion is wholly owned by Mr. Nam, the Company’s Chief Executive Officer . The amounts due are non-interest bearing and are due upon demand.
     As of March 31, 2011 and December 31, 2010, there were outstanding related party receivables of $1,849 and $0, respectively, which relate to receivables due from Mr. Nam, which represents the rental obligation of Mr. Nam for his month-to-month lease of excess warehouse space at the Company’s facility in Costa Mesa, CA.
Related Party Payables
     The Company purchases batteries and research and development parts and services from Graphion. During the three months ended March 31, 2011 and 2010, the Company purchased no parts and services and had an outstanding accounts payable balance of $51,973 at March 31, 2011 and December 31, 2010.
Accrued Salary
     As of March 31, 2011 and December 31, 2010, the Company owed Mr. Nam $50,431 and $40,000, respectively, of salary pursuant to his employment agreement which is included in accrued expenses. Mr. Nam has elected to defer payment of this amount until the next round of funding is received by the Company.
Notes Payable — see Note 5
NOTE 11 — SUBSEQUENT EVENTS
Ki Nam Advances
     In April 2011, Mr. Nam advanced $300,000 to the Company in exchange for debt securities to be negotiated with the Company. The Company proposed to Mr. Nam the 2011 Note would accrue interest at 12% per annum and would mature in one year. Interest payments would be due monthly but would not commence until June 1, 2011. The Company also proposed granting 30,000 five-year warrants to purchase common stock at $3.50 per share. Mr. Nam is considering these proposals currently.
     In May 2011, Mr. Nam advanced the Company $100,000 for general operating purposes.
Fourth Amendment to Immersive Note
     On April 30, 2011, Immersive agreed to extend the note to May 20, 2011. All other terms of the note remain the same.

Public Offering of the Company’s Equity Securities
     On May 16, 2011, the Company announced that it had raised $11.1 million in a public offering of its securities. The offering closed on May 19, 2011, and the Company received net proceeds of $9,678,903 after deducting commissions and offering expenses.
     The transaction resulted in the issuance of 3,171,429 units of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC, (the “AMEX”). The Company has offered contractual rights to investors that either purchase $500,000 or more of our units in the offering or are converting at least $500,000 of existing securities into substantially identical units. We entered into agreements with such investors that grant them approval rights to certain change of control transactions. Such agreements also granted them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
Debt and Preferred Stock Conversion into Common Stock and Common Stock Equivalent Securities.
     In connection with the AMEX listing and the May public offering, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”); and Ki Nam, our Chief Executive Officer, will convert their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 unregistered units. As with the publicly offered units, each unregistered unit consisted of one share of common stock, one Class H warrant and one Class I warrant. Because the units, shares, warrants and warrant shares underlying these units are not registered, we intend to file a registration statement registering such securities within seven days of the closing of the May public offering.
     In connection with the AMEX listing, the Company’s preferred stockholders have agreed to convert all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which are convertible into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock will also be registered.
1-for-10 Reverse Stock Split
     The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the May public offering. All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.
Lock Up Agreement
     Upon closing of the offering, Vision and Ki Nam have entered into lock-up agreements pursuant to which such parties have agreed not to sell any shares of our common stock for 12 months, subject to exceptions.
Immersive Note Repayment
     On May 20, 2011, the Company paid Immersive the balance of $1,121,861, including all accrued interest due under the note.
Amendment to Certain Class G Warrants
     During May 2011, the Company entered into agreements with certain Class G warrant holders to waive the price-based, anti-dilution protection provisions and fix the exercise price per share of the Common Stock under the Warrant to $5.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the recently filed Annual Report on Form 10-K for the year ended December 31, 2010.
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
Going Concern
     The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at March 31, 2011, the Company had an accumulated deficit of $(46,625,595), a working capital deficit of $(16,545,239) and cash and cash equivalents (including restricted cash) of $154,070. Additionally, the Company used cash in operations of $(803,136) for the three months ended March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
     On May 19, 2011, the Company completed a public offering of its securities generating $11.1 million in gross proceeds (see below). In addition to this financing, management has been implementing cost reduction strategies for material, production and service costs and believes that its cash from operations, together with the net proceeds of the offering, will be sufficient to allow the Company to continue as a going concern through at least December 31, 2011.

Public Offering of the Company’s Equity Securities
     On May 16, 2011, the Company announced that it had raised $11.1 million in a public offering of its securities. The offering closed on May 19, 2011, and the Company received net proceeds of $9,678,903 after deducting commissions and offering expenses.
     The transaction resulted in the issuance of 3,171,429 units of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC, (the “AMEX”). The Company has offered contractual rights to investors that either purchase $500,000 or more of our units in the offering or are converting at least $500,000 of existing securities into substantially identical units. We entered into agreements with such investors that grant them approval rights to certain change of control transactions. Such agreements also granted them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
Debt and Preferred Stock Conversion into Common Stock and Common Stock Equivalent Securities.
     In connection with the AMEX listing and the public offering, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”); and Ki Nam, our Chief Executive Officer, will convert their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 unregistered units. As with the publicly offered units, each unregistered unit consisted of one share of common stock, one Class H warrant and one Class I warrant. Because the units, shares, warrants and warrant shares underlying these units are not registered, we intend to file a registration statement registering such securities within seven days of the closing of the May public offering.
     In connection with the AMEX listing, the Company’s preferred stockholders have agreed to convert all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which are convertible into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock will also be registered.
1-for-10 Reverse Stock Split
     The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the May public offering. All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.
Lock Up Agreement
     Upon closing of the offering, Vision and Ki Nam have entered into lock-up agreements pursuant to which such parties have agreed not to sell any shares of our common stock for 12 months, subject to exceptions.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following is an update to the critical accounting policies and estimates.
Concentrations of Credit Risk
Cash and Cash Equivalents
     The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At March 31, 2011, the Company did not have cash deposits in excess of the FDIC limit.
     The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of March 31, 2011 was $10,000.
Accounts Receivable
     The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At March 31, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $47,626 and $50,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
     As of March 31, 2011 and December 31, 2010, one and two customers accounted for approximately 39% and 51% of total accounts receivable, respectively. Two customers accounted for approximately 29% and one customer accounted for approximately 12% of net revenues for the three months ended March 31, 2011 and 2010, respectively.
Accounts Payable
     As of March 31, 2011 and December 31, 2010, three and one vendors accounted for approximately 31% and 10% of total accounts payable, respectively. Two vendors accounted for approximately 51% and 22% of purchases for the three months ended March 31, 2011 and 2010, respectively.
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
Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three months ended March 31, 2011. The revenue from domestic sales and, international sales are shown below:

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)
Net revenues:
T3 Series domestic	$723,383	$1,066,579
T3 Series international	273,179	61,697
CT Series domestic	—	21,150

Total net revenues	$996,562	$1,149,426

Derivative Liabilities
     The Company recognizes the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.
     During the three months ended March 31, 2011 and 2010, the Company recorded additional debt discount and derivative liabilities of $0 and $15,274, respectively, related to related party notes payable.
     During 2010, the Company issued 231,000 warrants related to the issuance of preferred stock. The Company estimated the fair value of the warrants of $716,236 at the dates of issuance and recorded a derivative liability. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of preferred stock and derivative liability of $685,124 related to the anti-dilution provision of the preferred stock issued. The discount is recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative is recorded through earnings at each reporting date. For the three months ended March 31, 2011 and 2010, the amortization of the discounts related to the Preferred Stock anti-dilution provision and warrants issued was $864,800 and $1,672,882, respectively, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred shareholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock. As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742, as a deemed dividend.
     As of March 31, 2011 and December 31, 2010, the unamortized discount related to the conversion feature of the Preferred Stock was $3,398,268 and $4,263,068, respectively.
Loss Per Share
     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 5.8 million and 4.9 million shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three months ended March 31,
	2011	2010
	(unaudited)
Net loss	$(640,585)	$(1,681,739)
Deemed dividend to preferred stockholders	(864,800)	(1,672,882)

Net loss attributable to common stockholders	$(1,505,385)	$(3,354,621)

Weighted average number of common shares outstanding:
Basic and diluted	5,065,847	4,505,096
Net loss per share:
Basic and diluted	$(0.30)	$(0.74)

Commitments and Contingencies
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $8,040 and $4,126 at March 31, 2011 and December 31, 2010, respectively.
     Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. The Plaintiff then filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. While the motion has been pending, the Company has made principal payments totaling $150,000. This motion is now scheduled to be heard on June 16, 2011.
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
Recent Events
Ki Nam Advances
     In April 2011, Mr. Nam advanced $300,000 to the Company in exchange for debt securities to be negotiated with the Company . The Company proposed to Mr. Nam the 2011 Note would accrue interest at 12% per annum and would mature in one year. Interest payments would be due monthly but would not commence until June 1, 2011. The Company also proposed granting 30,000 five-year warrants to purchase common stock at $3.50 per share. Mr. Nam is considering these proposals currently.
     In May 2011, Mr. Nam advanced the Company $100,000 for general operating purposes.
Fourth Amendment to Immersive Note; Repayment
     On April 30, 2011, Immersive agreed to extend the note to May 20, 2011. All other terms of the note remained the same. On May 20, 2011, the Company paid Immersive the balance of $1,121,861, including all accrued interest due under the note.
Public Offering of the Company’s Equity Securities
     On May 16, 2011, the Company announced that it had raised $11.1 million in a public offering of its securities. The offering closed on May 19, 2011, and the Company received net proceeds of $9,678,903 after deducting commissions and offering expenses.
     The transaction resulted in the issuance of 3,171,429 units of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC, (the “AMEX”). The Company has offered contractual rights to investors that either purchase $500,000 or more of our units in the offering or are converting at least $500,000 of existing securities into substantially identical units. We entered into agreements with such investors that grant them approval rights to certain change of control transactions. Such agreements also granted them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
Debt and Preferred Stock Conversion into Common Stock and Common Stock Equivalent Securities.
     In connection with the AMEX listing and the public offering, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”); and Ki Nam, our Chief Executive Officer, will convert their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 unregistered units. As with the publicly offered units, each unregistered unit consisted of one share of common stock, one Class H warrant and one Class I warrant. Because the units, shares, warrants and warrant shares underlying these units are not registered, we intend to file a registration statement registering such securities within seven days of the closing of the May public offering.
     In connection with the AMEX listing, the Company’s preferred stockholders have agreed to convert all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which are convertible into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock will also be registered.

1-for-10 Reverse Stock Split
     The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the May Public Offering. All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.
Lock Up Agreement
     Upon closing of the offering, Vision and Ki Nam have entered into lock-up agreements pursuant to which such parties have agreed not to sell any shares of our common stock for 12 months, subject to exceptions.
Amendment to Certain Class G Warrants
     During May 2011, the Company entered into agreements with certain Class G warrant holders to waive the price-based, anti-dilution protection provisions and fix the exercise price per share of the Common Stock under the Warrant to $5.00.

Results of Operations
     The following table sets forth the results of our operations for the three months ended March 31, 2011 and 2010 (unaudited):

	Three Months Ended March 31,
	2011	2010
Net revenues	$996,562	$1,149,426
Cost of net revenues	956,932	1,127,449

Gross profit	39,630	21,977

Operating Expenses:
Sales and marketing	311,750	427,654
Research and development	233,912	320,506
General and administrative	821,545	1,029,413

Total operating expenses	1,367,207	1,777,573

Loss from operations	(1,327,577)	(1,755,596)

Other income (expense), net:
Interest income	43	903
Other income, net	991,694	755,555
Interest expense	(303,945)	(681,801)

Total other income (expense), net	687,792	74,657

Loss before provision for income tax	(639,785)	(1,680,939)
Provision for income tax	800	800

Net loss	(640,585)	(1,681,739)
Deemed dividend to preferred stockholders	(864,800)	(1,672,882)

Net loss attributable to common stockholders	$(1,505,385)	$(3,354,621)

Other comprehensive income (loss):
Foreign currency translation income	—	205

Comprehensive loss	$(640,585)	$(1,681,534)

Net loss per share: Basic and diluted	$(0.30)	$(0.74)

Weighted average number of common shares outstanding:
Basic and diluted	5,065,847	4,505,096

Net revenues. Net revenues are primarily from sales of the T3 Series, T3i Series, power modules, chargers, related accessories and service. Net revenues decreased ($152,864), or (13.3%), to $996,562 for the three months ended March 31, 2011 compared to the same period of the prior year. The decrease was primarily due to certain of our customers deferring purchasing decisions, thereby lengthening our sales cycles, as well as vendor supply issues resulting in orders placed by customers not being shipped during the quarter coupled with our short supply of cash to adequately purchase parts in a timely and cost-effective manner to meet our orders. The delays in our parts due to our increased vendor lead times along with our inadequate cash position, has resulted in an increased backlog. To date, we have not received any cancelled orders. The decreases were offset in part by expansion into new markets, increase in orders placed due to the slight economic recovery, achieving a higher average selling price per unit and an increase in service and parts revenue. We anticipate that the net proceeds from our offering will reduce our delays and also allow us to place orders with our vendors in accordance with their current lead times. This should return our lead times back to our standard of approximately 4-6 weeks. Our backlog at March 31, 2011 was approximately $2.9 million.
Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues decreased ($170,517), or (15.1%), to $956,932 for the three months ended March 31, 2011 compared to the same period of the prior year. This decrease in cost of net revenues is primarily attributable to management’s cost reduction strategy. The decrease was offset in part by increased shipping costs due to our cash position and the inability to purchase product at the appropriate lead times to prevent overnight or air freight charges, thereby increasing our costs.
Gross profit. Management has continued to source lower product costs, increase production efficiencies and experienced lower warranty costs, offset in part by cash constraints resulting in increased shipping costs, and vendor supply issues, resulting in gross profit of $39,630 for the three months ended March 31, 2011, compared to a gross profit of $21,977 for the same period of the prior year and. Management has and will continue to evaluate the processes and materials to reduce the costs of net revenues over the next periods. Gross profit margin was 4.0% and 1.9% for the three months ended March 31, 2011 and 2010, respectively.
     Sales and marketing. Sales and marketing decreased by ($115,904), or (27.1%), to $311,750 for the three months ended March 31, 2011, compared to the same period of the prior year. The decrease in sales and marketing expense was attributable to a reduction in salaries and commissions due to restructuring of commission plans and decreases in trade show and travel expenses.
     Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by ($86,594), or (27.0%), to $233,912 for the three months ended March 31, 2011 compared to the same period of the prior year. The decrease was largely in part due to a reduction in salaries and employee costs as well as a reduction in material costs due to the completion of the electric/hybrid vehicle prototype during 2011.
     General and administrative. General and administrative expenses decreased by ($207,868), or (20.2%), to $821,545, for the three months ended March 31, 2011 compared to the same period of the prior year. The decrease was due to a decrease in stock compensation expenses and a decrease in compliance expenses.
     Other income (expense), net. Other income, net increased by $613,135, or 821.3%, to $687,792 for the three months ended March 31, 2011 compared to the prior year. The increase was primarily due to the change in the fair value of the derivative liabilities and a decrease in amortization of debt discounts when compared to the same period of the prior year.
     Deemed dividend. Deemed dividend decreased by ($808,082), or (48.3%), to $864,800 for the three months ended March 31, 2011 compared to the same period of the prior year. The deemed dividend is the result of the amortization of the discount on the Series A convertible preferred stock. The decrease was primarily attributable to the conversion of 2,000,000 preferred shares into 400,000 shares of common stock resulting in additional deemed dividend of $1,099,742 during the three months ended March 31, 2010.
     Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended March 31, 2011, was ($1,505,385), or ($0.30) per basic and diluted share compared to a loss of ($3,354,621), or ($0.74) per basic and diluted share, for the same period of the prior year.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings, raising $1,000,000 and $1,155,000 for the three months ended March 31, 2011 and 2010, respectively. We will continue to raise equity and/or secure additional debt to meet our working capital requirements. For the year ended December 31, 2010, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $(45.1) million and $(15.1) million, respectively, as of December 31, 2010, which raises substantial doubt about our ability to continue as a going concern.
     Management believes that cash from operations, together with the net proceeds of the recent public offering of approximately $9.6 million, should be sufficient to allow the Company to continue as a going concern through at least December 31, 2011; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations. The Company also anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. We cannot assure you that such financing will be available on a timely basis, or acceptable terms or at all.
     During 2011, the Company has received proceeds from related-party loans of approximately $1.0 million, repaid the outstanding balance of the $1.0 million related to the note to Immersive Media Corp. (“Immersive”) and converted the outstanding balance of the $3.5 million related to the note with Vision into equity securities. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Our principal sources of liquidity are cash and receivables. As of March 31, 2011, cash and cash equivalents were $154,070 or 4.2% of total assets compared to $133,861, or 3.7% of total assets as of December 31, 2010.
Cash Flows
For the three months ended March 31, 2011 and 2010
     Net cash used in operating activities for the three months ended March 31, 2011 and 2010 were $803,136 and $2,521,337, respectively. Net cash flows used were primarily due to a net loss of $640,585, net non-cash reconciling items of $575,393 and an increase in prepaid expenses of $148,677. Net cash flows used were offset in part by decreases in accounts receivable and inventories of $26,659 and $168,389, respectively, and increases in accounts payable and accrued expenses of $367,005.
     For the three months ended March 31, 2010, cash flows used in operating activities related primarily to the net loss of $1,681,739, offset by net non-cash reconciling items of $198,655. Net cash flows used were due in part by increases in accounts receivable, inventories, and other current assets of $189,477, $119,741 and $391,490, respectively, and decreases in accounts payable and related party payables of $232,665 and $104,931, respectively.
     Net cash used in investing activities of $1,849 for the three months ended March 31, 2011 related to loans to related parties of $1,849.
     Net cash used in investing activities of $26,778 for the three months ended March 31, 2010 related primarily to purchases of property and equipment of $26,646 and loans to related parties of $1,607, offset by repayment of loans to related parties of $1,475.
     Net cash provided by financing activities was $825,194 for the three months ended March 31, 2011. For the three months ended March 31, 2011, cash flows provided by financing activities related to proceeds from the related party notes payable of $1,000,000, offset by repayments of the note payable due to PPI for $150,000 and payment of deferred offering costs of $24,806.

     For the three months ended March 31, 2010, net cash flows provided by financing activities related to proceeds from the sale of preferred stock of $1,155,000, offset by a common stock rescission of $250,000.
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
     The following table is the warrants issued and outstanding as of March 31, 2011:

Warrants Exercisable	Exercise Price		Expiration
12,000	$15.40		3/31/2013
27,478	$16.50		12/29/2014
195,373	$7.00	*	12/29/2014
400,000	$7.00	*	12/30/2014
160,000	$7.00	*	2/2/2015
71,000	$7.00	*	3/22/2015
94,764	$7.00	*	3/31/2015
104,000	$7.00		4/30/2015
5,000	$7.00		8/25/2015

* Amendment to Certain Class G Warrants
     During May 2011, the Company entered into agreements with certain Class G warrant holders to waive the price-based, anti-dilution protection provisions and fix the exercise price per share of the Common Stock under the Warrant to $5.00.
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
Disclosure Controls and Procedures
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

     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 was recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $8,040 and $4,126 at March 31, 2011 and December 31, 2010, respectively.
     Commencing January 1, 2011, the Company has failed to make the scheduled payments required by the July 29, 2010 settlement agreement and stipulation for entry of judgment. As a result, the Plaintiff filed a motion for entry of judgment pursuant to the terms of the July 29, 2010 settlement agreement and stipulation for entry of judgment, which if granted, would cause the acceleration of all amounts owed under the settlement agreement. While the motion has been pending, the Company has made principal payments totaling $150,000. This motion is now scheduled to be heard on June 16, 2011.
     Other than the description above, there have been no material developments during the three months ended March 31, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
Item 1A. Risk Factors
     There were no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 31, 2010 except for the following risk factors:
Risks Related to Our Company and Our Industry
We have a history of losses and we expect to continue to have additional net losses in the near future, which could cause the value of our securities to decline and may even cause our business to fail.
We have generated net losses since our inception (March 16, 2006). Our net losses for the three months ended March 31, 2011 was approximately $(641,000). Our net losses for the years ended December 31, 2010, 2009, 2008 and 2007 were approximately $(8.3 million), $(6.7 million), $(12.3 million) and $(8.6 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:
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
To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the near future, we believe we will likely require additional financings subsequent to the May public offering. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions as well as the ability to obtain the consent from at least our 67% in interest of certain major investors that acquired our Class H and Class I warrants in connection with our recent public offering. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.
If we are unable to continue as a going concern, our securities will have little or no value.
The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2010 and 2009 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of March 31, 2011, December 31, 2010 and 2009 was approximately $(46.6 million), $(45.1 million) and $ (33.1 million), respectively. At March 31, 2011 and December 31, 2010, we had a working capital deficit of $(16.5 million) and $(15.1 million), respectively and cash and cash equivalents (including restricted cash) of $144,070 and $123,861, respectively.

While management plans to continue to implement a cost reduction strategy and is seeking to increase our cash flow from operations, we cannot assure you that we will be successful in this regard. Since inception, we have used cash in excess of operating revenues. Until management achieves its cost reduction strategy and is able to generate significantly higher sales to realize the benefits of the strategy, and significantly increase our cash flow from operations, we may require additional capital to meet our working capital requirements, achieve our expansion plans and fund our research and development. We plan to continue to raise additional equity or debt financing to meet our working capital requirements, including the use of $9.6 million in net proceeds generated from our recently closed public offering. If we fail as a going concern, our shares of common stock will hold little or no value.
Adverse conditions in the global economy and disruption in financial markets could impair our revenues.
As widely reported, financial markets in the United States, Europe, the Middle East, Latin America and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have already impaired our ability to access credit markets and finance operations. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We have been, and may continue to be, impacted by these economic developments, both domestically and globally. We believe that the current tightening of credit in financial markets has adversely affected the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. Similarly, the downturn has resulted in budgetary constraints and delays in government funding, which we believe has also adversely affected the ability of certain law enforcement agencies and police departments to fund additional capital equipment purchases. These economic conditions may negatively impact us as some of our customers defer purchasing decisions, thereby lengthening our sales cycles. Our customers’ ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. Our revenues for the three months in March 31, 2011 decreased approximately $153,000 from the comparable period in 2010. Our revenues in fiscal year 2010 were relatively flat as compared to 2009. Net revenues in 2009 decreased $2.9 million from 2008 due in part to many of the foregoing factors, which factors may continue to affect our revenues and operating results in future periods.
We are dependent on a few single sourced third party manufacturers. Any interruption in our relationships with these parties may adversely affect our business.
Most components used in our products are purchased from outside sources. Certain components are purchased from single sourced suppliers. These single source suppliers provide components used on our products and include domestic suppliers such as American Made, Performance Composites, Imperial Electric and Santa Fe Mold. These suppliers provide the frame, fiberglass body, electric motor, and various small plastic parts, respectively. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results, financial condition or prospects. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Such delays could have a material adverse effect on our business, operating results, financial condition or prospects. For instance, our revenues for the six months ended December 31, 2010 and three months ended March 31, 2011 were adversely affected by vendor supply issues, which we believe was due to reduced vendor staffing and their inability to respond to our orders coupled with our inadequate cash flow which resulted in certain vendors requiring terms to be cash in advance.
Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.
Our directors and executive officers controlled at least 60.2% of our outstanding shares of common stock (after giving effect to the recent public offering and concurrent debt and preferred stock conversions) that are entitled to vote on all corporate actions as of May 20, 2011. In particular, our controlling stockholder, Chairman and Chief Executive Officer, Ki Nam, together with his children, owns 28.6% of the outstanding shares of common stock (after giving effect to the recent public offering and concurrent debt and preferred stock conversions) and the Vision Parties own 31.7% (after giving effect to the recent public offering and concurrent debt and preferred stock conversions). The Vision Parties and Mr. Nam are among the $500,000 Investors being granted certain contractual rights regarding dilutive financings and certain change of control transactions, and together with their common stock holdings, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.
Risks Relating Ownership of Our Securities
Substantial future sales of our common stock in the public market may depress our stock price.
As of May 20, 2011, 8,237,276 shares of common stock, 11,502,563 shares of preferred stock (which will be converted into 2,872,574 shares of common stock within the next few days), warrants for the purchase of 3,171,429, 3,171,429, 921,137, 109,000, 12,000 and 27,478 shares of common stock at an exercise price of $3.00, $3.50, $5.00, $7.00, $15.40 and $16.50 per share, respectively, are outstanding.
In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register approximately 1,011,317 shares of our common stock underlying options granted or to be granted to our officers, directors, employees and consultants. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations. As of April 30, 2011, there were 966,350 options outstanding, of which 328,839 were vested.
We also have entered into a registration rights agreement with the Vision Entities and Ki Nam and register all shares of our common stock underlying the Vision Entities’ and Mr. Nam’s convertible debt and warrants and certain other shareholders. We intend to register (i) approximately 1,138,885 shares of common stock that will be issued to the Vision Entities and approximately 632,243 shares of common stock which will be issued to Mr. Nam as part of their conversion of their respective debt at the closing of the May public offering, (ii) approximately 3.5 million shares of common stock underlying warrants issued to the Vision Entities and Mr. Nam, and (iii) up to 2.9 million shares of common stock underlying Series A preferred stock.
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
Furthermore, these financings may require the consent of a supermajority in interest of certain major purchasers of our recent Class H and Class I warrants. If we are unable to obtain such consent, we may be unable to obtain such financing and our ability to operate our business will be adversely affected.
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
Furthermore, certain mergers where stockholders may receive cash or non-publicly traded securities require the consent of a supermajority in interest of certain major purchasers of our recent Class H and Class I warrants. If we are unable to obtain such consent, we may be unable to obtain consummate mergers or sales of our company that may be favorable to stockholders. Such provisions could also deter potential buyers from initiating an offer.
Our shares of common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.
We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is listed on the AMEX, but, we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock.
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
There is no guarantee that our securities will remain listed on AMEX.
Our common stock is listed on AMEX. Such listing, however, is not guaranteed. If we do not meet AMEX continued listing requirements, our common stock could be delisted. Therefore, it may be difficult to sell your shares of common stock if you desire to need to sell them. Our underwriters from the recent public offering of our securities are not obligated to make a market in our securities, and even after making a market, can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.
Our liquidity of our common stock and market capitalization could be adversely affected by the recent reverse stock split.
We recently consummated a 1-for-10 reverse stock split on May 16, 2011. The reverse stock split may be viewed negatively by the market and, consequently, can lead to a decrease in our price per share and overall market capitalization. If the per share market price does not increase proportionately as a result of the reverse stock split, then our value as measured by our market capitalization will be reduced, perhaps significantly.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
     On March 30, 2011, Immersive agreed to extend the note to April 30, 2011. As consideration for extending the note, the Company agreed to increase the interest rate to 19% per annum compounded annually commencing on April 1, 2011.
     On April 30, 2011, Immersive agreed to extend the note to May 20, 2011. All terms of the note remained the same.

     On March 31, 2011, the Company and Vision amended the Debenture to extend the maturity date from March 31, 2011 to June 30, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.

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

Date: May 23, 2011	T3 MOTION, INC.
(Registrant)

	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: May 23, 2011	T3 MOTION, INC.
(Registrant)

	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Officer