Form 10-Q
period 2011-06-30
T3 Motion, Inc.
filed 2011-08-15
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 15, 2011 the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 12,881,027.

T3 MOTION, INC.
INDEX TO FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,255,347	$123,861
Restricted cash	10,000	10,000
Accounts receivable, net of reserves of $47,626 and $50,000, respectively	839,715	595,261
Related party receivables	39,420	35,722
Inventories	978,934	1,064,546
Prepaid expenses and other current assets	754,406	251,467

Total current assets	7,877,822	2,080,857
Property and equipment, net	407,018	564,700
Deposits	934,392	934,359

Total assets	$9,219,232	$3,579,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$725,620	$1,335,761
Accrued expenses	730,423	1,483,220
Related party payables	—	51,973
Note payable	—	243,468
Derivative liabilities	534,217	9,633,105
Related party notes payable, net of debt discounts	215,122	4,391,121

Total current liabilities	2,205,382	17,138,648

Long-term liabilities:
Related party notes payable	1,000,000	2,121,000

Total liabilities	3,205,382	19,259,648

Commitments and contingencies

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none and 11,502,563 shares issued and outstanding, respectively	—	11,503
Common stock, $0.001 par value; 150,000,000 shares authorized;
12,881,027 and 5,065,896 shares issued and outstanding, respectively	12,881	5,066
Additional paid-in capital	56,688,845	29,419,540
Accumulated deficit	(50,692,245)	(45,120,210)
Accumulated other comprehensive income	4,369	4,369

Total stockholders’ equity (deficit)	6,013,850	(15,679,732)

Total liabilities and stockholders’ equity (deficit)	$9,219,232	$3,579,916

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended Ended June 30,		Six Months Ended Ended June 30,
	2011	2010	2011	2010
Net revenues	$1,330,966	$1,428,532	$2,327,528	$2,577,958
Cost of net revenues	1,178,864	1,221,824	2,135,796	2,349,273

Gross profit	152,102	206,708	191,732	228,685

Operating Expenses:
Sales and marketing	332,259	442,603	644,009	870,257
Research and development	226,647	431,961	460,559	752,467
General and administrative	925,335	887,571	1,746,880	1,916,984

Total operating expenses	1,484,241	1,762,135	2,851,448	3,539,708

Loss from operations	(1,332,139)	(1,555,427)	(2,659,716)	(3,311,023)

Other income (expense):
Interest income	1,778	324	1,821	1,227
Other income, net	831,487	1,120,226	1,823,181	1,875,781
Interest expense	(169,507)	(1,011,310)	(473,452)	(1,693,111)

Total other income, net	663,758	109,240	1,351,550	183,897

Loss before provision for income tax	(668,381)	(1,446,187)	(1,308,166)	(3,127,126)
Provision for income tax	—	—	800	800

Net loss	(668,381)	(1,446,187)	(1,308,966)	(3,127,926)
Deemed dividend to preferred stockholders	(3,398,269)	(600,309)	(4,263,069)	(2,273,191)

Net loss attributable to common stockholders	$(4,066,650)	$(2,046,496)	$(5,572,035)	$(5,401,117)

Other comprehensive income:
Foreign currency translation income	—	319	—	524

Comprehensive loss	$(668,381)	$(1,445,868)	$(1,308,966)	$(3,127,402)

Net loss per share: basic and diluted	$(0.47)	$(0.42)	$(0.81)	$(1.16)

Weighted average number of common shares outstanding:
Basic and diluted	8,672,880	4,853,847	6,879,353	4,680,435

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

							Accumulated	Total
		Preferred		Common	Additional		Other	Stockholders’
	Preferred	Stock	Common	Stock	Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

BALANCE — December 31, 2010	11,502,563	$11,503	5,065,896	$5,066	$29,419,540	$(45,120,210)	$4,369	$(15,679,732)

Conversion of preferred stock to common stock	(11,502,563)	(11,503)	2,872,574	2,873	8,630	—	—	—

Conversion of notes payable and accrued interest to common stock units	—	—	1,771,128	1,771	6,197,178	—	—	6,198,949

Issuance of common stock units, net of offering costs of $2,100,659	—	—	3,171,429	3,171	8,996,171	—	—	8,999,342

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	—	—	—	—	4,182,992	—	—	4,182,992

Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable	—	—	—	—	702,605	—	—	702,605

Preferred stock dividend	—	—	—	—	4,263,069	(4,263,069)	—	—

Reclassification of derivative liability to equity due to price adjustments on warrants	—	—	—	—	2,388,503	—	—	2,388,503

Share-based compensation expense	—	—	—	—	416,585	—	—	416,585

Relative fair value of warrants issued with related party notes payable	—	—	—	—	113,572	—	—	113,572

Net loss		—	—	—	—	(1,308,966)	—	(1,308,966)

BALANCE — June 30, 2011 (unaudited)	—	$—	12,881,027	$12,881	$56,688,845	$(50,692,245)	$4,369	$6,013,850

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,308,966)	$(3,127,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,722	183,640
Warranty expense	50,214	49,134
Share-based compensation expense	416,585	416,272
Change in fair value of derivative liabilities	(1,824,788)	(1,867,179)
Amortization of debt discounts	137,573	1,430,524
Change in operating assets and liabilities:
Accounts and other receivables	(244,454)	(104,112)
Inventories	85,612	(250,012)
Prepaid expenses and other current assets	(502,939)	(197,591)
Deposits	(33)	31,838
Purchase of certificate of deposit	—	(10,000)
Accounts payable and accrued expenses	(835,203)	170,767
Related party payables	(51,973)	(104,931)

Net cash used in operating activities	(3,918,650)	(3,379,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(3,698)	(20,216)
Purchases of property and equipment	(2,040)	(32,295)
Repayment of loans/advances to related parties	—	17,910

Net cash used in investing activities	(5,738)	(34,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans/advances from related parties	—	50,000
Proceeds from related party notes payable	1,300,000	—
Proceeds from sale of common stock units, net of offering costs	8,999,342	—
Recission of common stock	—	(250,000)
Proceeds from the sale of preferred stock, net of issuance costs	—	1,155,000
Repayment of note payable	(243,468)	—
Repayment of related party notes payable	(1,000,000)	—

Net cash provided by financing activities	9,055,874	955,000

Effect of exchange rate on cash	—	524

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,131,486	(2,458,653)
CASH AND CASH EQUIVALENTS — beginning of period	123,861	2,580,798

CASH AND CASH EQUIVALENTS — end of period	$5,255,347	$122,145

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Six Months Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$266,838	$39,118

Income taxes	$800	$800

Supplemental disclosure of non cash activities:

Conversion of notes payable and accrued interest to common stock units	$6,198,949	$—

Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable to common stock units	$702,605	$—

Reclassification of derivative liability to equity due to price adjustments on warrants	$2,388,503	$—

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$—	$1,401,360

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$4,182,992	$1,121,965

Debt discount and warrant liability recorded upon issuance of warrants	$—	$563,103

Amortization of preferred stock discount related to conversion feature and warrants	$4,263,069	$2,273,191

Debt discount based on relative fair value of warrant issued in connection with related party notes payable	$113,572	$—

Conversion of preferred stock to common stock	$11,503	$4,000

Deposits for equipment	$—	$470,599

T3 MOTION, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
     T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd. (UK) (collectively, the “Company”), develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.
     The Company has entered into a distribution agreement with CT&T Co., Ltd, (“CT&T”) pursuant to which the Company has the exclusive right to market and sell the CT Series Micro Car, which is a low speed, four-wheel electric car, in the U.S. to the government, law enforcement and security markets.
     The Company is currently developing the R3, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. The Company has entered into a Letter of Intent with Panoz Automotive to provide engineering services and limited production for the launch of the R3. The Company anticipates introducing the R3 Vehicle in late 2011.
Interim Unaudited Condensed Consolidated Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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

      The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(50.7) million as of June 30, 2011, and has a net loss of $(1.3) million and used cash in operations of $(3.9) million for the six months ended June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
      The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at June 30, 2011 of $5.6 million, together with the revenues from the sale of its products, the implementation of its cost reduction strategy for material, production and service costs and the recent $11.1 million Public Offering, is sufficient to sustain its planned operations into the second quarter of 2012; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.
     The Company anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that management's cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company's ability to continue as a going concern.
Public Offering of the Company’s Securities
     On May 19, 2011, the Company consummated the $11.1 million Public Offering and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, the Company sold to the underwriters, for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of common stock, at an exercise price of $4.38 per share.
     The transaction resulted in the issuance of 3,171,429 units, at $3.50 per unit, of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the Public Offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC, (the “AMEX”). The Company has entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the Public Offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
     The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed it to meet the minimum share price requirement to list on the NYSE Amex, LLC (“AMEX”). All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.
     In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”); and Ki Nam, our Chief Executive Officer, converted their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 units substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.
     In connection with the Public Offering and AMEX listing, the Company’s preferred stockholders have converted all outstanding Series A Convertible Preferred Stock (“Series A Preferred”) into 2,872,574 shares of the Company’s common stock. Included in this conversion were of 9,370,698 and 976,865 shares of Series A Preferred held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

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
Concentrations of Credit Risk
Cash and Cash Equivalents
     The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At June 30, 2011, the Company had approximately $4.9 million in cash deposits in excess of the FDIC limit.
     The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.
Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of June 30, 2011 was $10,000.
Accounts Receivable
     The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At June 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $47,626 and $50,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
     As of June 30, 2011 and December 31, 2010, no single customer accounted for more than 10% and two customers accounted for approximately 51% of total accounts receivable, respectively. No single customer accounted for more than 10% and one customer accounted for approximately 15% of net revenues for the three months ended June 30, 2011 and 2010, respectively, and no single customer accounted for more than 10% of net revenues and one customer accounted for 10% of net revenues for the six months ended June 30, 2011 and 2010, respectively.

Accounts Payable
     As of June 30, 2011, one vendor accounted for approximately 17% of total accounts payable, and as of December 31, 2010, no single vendor accounted for more than 10% of total accounts payable. Two vendors accounted for approximately 19% and one vendor accounted for approximately 12% of purchases for the three months ended June 30, 2011 and 2010, respectively, and three vendors accounted for approximately 44% of purchases and two vendors accounted for 28% of purchases for the six months ended June 30, 2011 and 2010, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 6).
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
     The Company’s cash equivalents consist of short-term investments in money market funds which are carried at fair value, and are classified as Level 1 assets.
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
Loss Per Share
     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 12.1 million and 5.3 million shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(668,381)	$(1,446,187)	$(1,308,966)	$(3,127,926)
Deemed dividend to preferred stockholders	(3,398,269)	(600,309)	(4,263,069)	(2,273,191)

Net loss attributable to common stockholders	$(4,066,650)	$(2,046,496)	$(5,572,035)	$(5,401,117)

Weighted average number of common shares outstanding:
Basic and diluted	8,672,880	4,853,847	6,879,353	4,680,435
Net loss per share:
Basic and diluted	$(0.47)	$(0.42)	$(0.81)	$(1.16)

Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three and six months ended June 30, 2011. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Product	Net revenues	Net revenues	Net revenues	Net revenues
T3 Series domestic	$1,009,158	$1,313,011	$1,732,541	$2,379,590
T3 Series International	321,808	115,521	594,987	177,218
CT Series domestic	—	—	—	21,150

	$1,330,966	$1,428,532	$2,327,528	$2,577,958

NOTE 2 — INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Raw materials	$809,910	$788,496
Work-in-process	98,479	212,723
Finished goods	70,545	63,327

	$978,934	$1,064,546

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Prepaid inventory	$582,581	$148,410
Prepaid expenses and other current assets	171,825	103,057

	$754,406	$251,467

NOTE 4 — NOTE PAYABLE
     Note payable consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Note payable to Preproduction Plastics, Inc., interest payable monthly at 6% per annum, monthly payments of $50,000 plus interest, due May 2011	—	$243,468
     In accordance with a settlement agreement (see Note 9), the Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, to Preproduction Plastics, Inc., which was payable in monthly payments of $50,000 each, plus interest accruing at 6% per annum from the date of the settlement. In May 2011, the Company repaid the outstanding note balance and related accrued interest. During the three and six months ended June 30, 2011, the Company recorded $512 and $4,014 of interest expense, respectively.
NOTE 5 — RELATED PARTY NOTES PAYABLE
     Related party notes payable, net of discounts, consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Note payable to Immersive Media Corp. (“Immersive”), 19% interest rate, net of unamortized discount of $0 and $108,879, respectively.	$—	$891,121
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate.	—	3,500,000
Note payable to Ki Nam, 12% interest rate, due April 25, 2012, net of unamortized discount of $84,878 and $0, respectively.	215,122	1,121,000
Note payable to Alfonso and Mercy Cordero, 10% interest rate, due October 1, 2013	1,000,000	1,000,000

	1,215,122	6,512,121
Less: current portion	(215,122)	(4,391,121)

	$1,000,000	$2,121,000

Immersive Note
     On December 31, 2007, the Company issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of the Company’s stockholders. On March 31, 2008, the Company repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and was secured by all of the Company’s assets (see amendments below).
     In connection with the issuance of the promissory note, the Company issued a warrant to Immersive for the purchase of 69,764 shares of the Company’s common stock at an exercise price of $10.80 per share. The warrants were immediately exercisable. The Company recorded a debt discount of $485,897 related to the fair value of the warrants, which was calculated using the Black-Scholes Merton option pricing model. The debt discount was amortized to interest expense over the original term of the promissory note.
First Amendment to Immersive Note
     On December 19, 2008, the Company amended the terms of the promissory note with Immersive to, among other things, extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010 and give Immersive the option to convert the promissory note during the pendency and prior to the closing of an equity offering into units of the Company’s securities at an original conversion price of $16.50 per unit. Each unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $20.00 per share. In the event the Company issues common stock or common stock equivalents for cash consideration in a subsequent financing at an effective price per share less than the original conversion price, the conversion price will reset to such effective price per share. The amended terms of the note resulted in terms that were substantially different from the terms of the original note. As a result, the modification was treated as an extinguishment of debt during the year ended December 31, 2008. There was no gain or loss recognized in connection with the extinguishment. At the date of the amendment, the Company did not record the value of the conversion feature as the conversion option was contingent on a future event.
     In December 2009, the Company issued 2,000,000 shares of its Series A Preferred in connection with an equity offering. As a result of the December 2009 equity offering, the Company recorded the estimated fair value of the conversion feature of $1,802 as a debt discount and amortized such amount to interest expense through the maturity of the note on March 31, 2010. The Company recorded the corresponding amount as a derivative liability and any change in fair value of the conversion feature was recorded through earnings.
     As consideration for extending the terms of the promissory note in December 2008, the Company agreed to issue warrants to Immersive for the purchase of up to 25,000 shares of the Company’s common stock at an exercise price of $20.00 per share, subject to adjustment. For every three months that the promissory note was outstanding, the Company issued Immersive a warrant to purchase 5,000 shares of the Company’s common stock. During the year ended December 31, 2009, the Company issued warrants to Immersive to purchase 20,000 shares of the Company’s common stock. The Company recorded a debt discount of $139,778 based on the estimated fair value of the warrants issued during the year ended December 31, 2009. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $5.00 per share (see Note 6 for a discussion on derivative liabilities). During the year ended December 31, 2010, the Company issued the remaining 5,000 warrants under the note. The Company recorded an additional debt discount of $15,274 based on the estimated fair value of the 5,000 warrants issued during the year ended December 31, 2010.
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

     The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G warrants to purchase up to 104,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The interest rate, which compounded annually, was also amended to 15.0%. The Company recorded interest expense of $63,361 and $67,500, related to the stated rate of interest during the six months ended June 30, 2011 and 2010, respectively, and had accrued interest of $0 and $110,000 at June 30, 2011 and December 31, 2010, respectively. The terms of the Class G warrants issued to Immersive are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of this debt discount was $0 and $108,879, $0 and $46,891 for the three and six months ended June 30, 2011 and 2010, respectively.
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
Repayment of Immersive Note
     On May 20, 2011, the Company repaid Immersive the principal and accrued interest balance of $1,127,861 due under the note.
Revaluation of Immersive derivative liabilities
     As a result of the Public Offering, the exercise price of the outstanding Series G common stock purchase warrants held by Immersive were adjusted (see Note 6).
Vision Opportunity Master Fund, Ltd. Bridge Financing
December 30, 2009 — 10% Convertible Debenture
     On December 30, 2009, the Company sold $3,500,000 principal amount of 10% secured convertible debentures (the “Debentures”) and warrants to Vision in a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).
     The Debentures accrued interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date of the Debentures was December 30, 2010 (see below). At any time after the 240th calendar day following the issue date, the Debentures were convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consisted of one share of the Company’s Series A Preferred and a warrant to purchase one share of the common stock. As a result of the 240th day passing, the Company recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010 (see Note 6). The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debentures. Interest on the Debentures was payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of a default under the terms of the Debentures, the interest rate increases to 15% per annum. The Company recorded interest expense of $47,639, $87,500, and $135,139 and $175,000 related to the stated rate of interest, for the three and six months ended June 30, 2011 and 2010, respectively, and had accrued interest of $0 and $350,959 as of June 30, 2011 and December 31, 2010, respectively.
     The Purchase Agreement provided that during the 18 months following December 30, 2009, if the Company or its wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issue common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision may participate in such Subsequent Financing in an amount equal to Vision’s then percentage ownership of the Company’s common stock.
     The Purchase Agreement also provided that from December 30, 2009 to the date that the Debentures are no longer outstanding, if the Company effected a Subsequent Financing, Vision may elect, in its sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a “$1.00 for $1.00” basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing will be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $1.00 per share of common stock. Vision was obligated to elect the Exchange on a $0.90 per $1.00 basis (not a $1.00 for $1.00 basis) if certain conditions regarding the Subsequent Financing and other matters were met.
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
     In connection with the sale of the Debentures, the subsidiary entered into a subsidiary guarantee (“Subsidiary Guarantee”) for Vision’s benefit with respect to the Company’s obligations due under the Debentures. In addition, the Company and the Subsidiary also entered into a security agreement (“Security Agreement”) granting Vision a security interest in certain of the Company’s property to secure the prompt payment, performance, and discharge in full of all obligations under the Debentures and the Subsidiary Guarantee.
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
Conversion of 10% Convertible Debenture Upon Closing of May Public Offering
     In connection with the Public Offering and the AMEX Listing, the $3.5 million principal amount of the Debentures plus accrued interest of $486,098 was converted into 1,138,885 units of the Company’s securities on May 19, 2011.
Debt Discounts and Amortization
     The debt discount recorded on the Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, the Company recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the three and six months ended June 30, 2011 and 2010, the Company amortized $0, $610,073, $0 and $1,108,384, respectively, of the debt discounts to interest expense.

Ki Nam Note
2009 Derivative Warrants
     As a result of the Public Offering, the exercise price of the outstanding 27,478 purchase warrants held by Ki Nam, Chairman and Chief Executive Officer, were adjusted to $7.87 per share.
2010 Note
     On February 24, 2011, the Company entered into a loan agreement with Ki Nam, its Chairman and Chief Executive Officer (the “2010 Note”), for previous advances to the Company. The agreement allowed Mr. Nam to advance up to $2.5 million for operating requirements. The 2010 Note bore interest at 10% per annum and was due on March 31, 2012, subject to an automatic one year extension. During the year ended December 31, 2010, Mr. Nam advanced $1,511,000 to the Company to be used for operating requirements. During October 2010, the Company repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. During the six months ended June 30, 2011, Mr. Nam advanced $1,000,000 to the Company to be used for operating requirements. The Company recorded interest expense of $32,529 and $68,095 for the three and six months ended June 30, 2011, respectively. The Company had accrued interest of $0 as of June 30, 2011 and $23,756 as of December 31, 2010, respectively.
Conversion of 2010 Note Upon Closing of May Public Offering
     The outstanding balance of the 2010 Note of $2,121,000  plus accrued interest of $91,851 was converted into 632,243 units of the Company’s securities upon completion of the Public Offering which was completed on May 19, 2011.
2011 Note
     On June 30, 2011, the Company entered into a loan agreement with Mr. Nam for previous advances of $300,000 (the “2011 Note”). The 2011 Note bears interest at 12% per annum and matures on April 25, 2012; subject to an automatic one year extension. Interest payments are due monthly commencing on July 1, 2011. In connection with the 2011 Note, the Company granted Mr. Nam warrants to purchase 50,000 share of common stock. The exercise price per share of the common stock under these warrants is $3.50 and the warrants expire on April 25, 2016. The Company recorded a debt discount of $113,572 upon the issuance in connection with the 2011 Note. The debt discount of $113,572 is based on the relative fair value of the warrants which was calculated based on the Black-Scholes-option pricing model using the assumptions of five years expected life, 2.1% risk-free interest rate, and 148% expected volatility. The Company recorded interest expense of $28,694 for the three and six months ended June 30, 2011, respectively. The unamortized discount as of June 30, 2011 is $84,878.
Lock Up Agreement
     On May 16, 2011, Mr. Nam entered into a lock-up agreement pursuant to which he has agreed not to sell any shares of our common stock for 12 months, subject to certain exceptions.
Alfonso Cordero and Mercy Cordero Note
     On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) dated September 30, 2010 in the principal amount of $1,000,000 that matures on October 1, 2013 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010. The Note was dated as of September 30, 2010. Interest payments of $8,333 are due on the first day of each calendar month commencing November 1, 2010 and continuing each month thereafter. The Company recorded interest expense of $25,000 and $50,000 for the three and six months ended June 30, 2011 and had accrued interest of $0 and $24,277 as of June 30, 2011 and December 31, 2010, respectively.

     The Company may prepay the Note in full, but not in part. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable. The applicable interest rate upon default will be increased to 15% or the maximum rate allowed by law. On May 19, 2011, the Company paid the outstanding accrued interest of $59,290, and at June 30, 2011 is in compliance with all terms of the Note.
NOTE 6 — DERIVATIVE LIABILITIES
     The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.
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
     As a result of the Public Offering, the exercise price of the above noted purchase warrants have been reduced due to the price protection clause. Accordingly, the fair value of the related derivative liabilities has been adjusted.
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
     During 2010, the Company recorded a discount on the issuance of Series A Preferred and a corresponding derivative liability of $685,124, related to the anti-dilution provision of the Series A Preferred issued. The discount is recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities is recorded through earnings at each reporting date.
     During the three and six months ended June 30, 2011 and 2010, the amortization of the discounts related to the Series A Preferred anti-dilution provision and warrants issued was $3,398,269, $600,309, $4,263,069 and $2,273,191, respectively, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred stockholders exercised its option to convert its 2,000,000 Series A Preferred into 400,000 shares of common stock (see Note 7). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.
     In connection with the Public Offering and AMEX listing on May 19, 2011, the Company’s preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Preferred are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the Series A Preferred, the Company reclassified the balance of the conversion feature derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend.

     As of June 30, 2011 and December 31, 2010, the unamortized discount related to the conversion feature of the Series A Preferred was $0 and $4,263,068, respectively.
     On May 19, 2011, the Company entered into agreements with certain holders of Class G warrants to amend their Class G warrants such that the price-based anti-dilution provisions would be removed. In exchange, the exercise price of the warrants was fixed at $5.00 per share. As a result of the agreements, the Company reclassified the fair value of the derivative liabilities related to these warrants on the date of the agreements of $2,388,503 to additional paid-in capital.
     On May 19, 2011, Vision converted the Debentures into units of the Company’s securities. As a result of the conversion, the Company reclassified the remaining derivative balance related to the conversion feature of $702,605 to additional paid-in capital.
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

June 30,
2011
(unaudited)
Annual dividend yield	—
Expected life (years)	0.11-4.08
Risk-free interest rate	0.19%-2.24%
Expected volatility	144%-156%
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
     During the three and six months ended June 30, 2011 and 2010, the Company recorded other income of $835,051, $1,113,452, $1,824,788 and $1,867,179, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.
     The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	Level 3	Level 3
	Carrying Value	Carrying Value
	June 30,	December 31,
	2011	2010
	(unaudited)
Embedded conversion options	$—	$5,991,957
Warrants	534,217	3,641,148

	$534,217	$9,633,105

Decrease in fair value	$1,824,788

     The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs (unaudited):

	2011	2010
Beginning balance, January 1,	$9,633,105	$11,824,476
Issuance of warrants and conversion option	—	1,964,465
Reclassification of equity due to conversion of related party notes payable to common stock units	(702,605)	—
Reclassification to equity due to conversion of preferred stock to common stock	(4,182,992)	(1,121,965)
Reclassification of equity due to exercise price adjustments on warrants	(2,388,503)	—
Change in fair value	(1,824,788)	(1,867,179)

Ending balance, June 30,	$534,217	$10,799,797

NOTE 7 — EQUITY
Series A Convertible Preferred Stock
     The Company’s Board of Directors has authorized 20,000,000 shares of Series A Preferred. Except as otherwise provided in the Certificate of Designation of the Series A Preferred (the “Designation”) or the Company’s by-laws, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of the Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.
     Each share of Series A Preferred is convertible at any time and from time to time after the issue date at the holder’s option into two shares of the Company’s common stock (subject to beneficial ownership limitations).
     Holders of Series A Preferred are restricted from converting their shares into common stock if the number of shares of common stock to be issued pursuant to such conversion would cause the number of shares of common stock beneficially owned by such holder, together with its affiliates, at such time to exceed 4.99% of the then issued and outstanding shares of common stock; provided, however, that such holder may waive this limitation upon 61 days’ notice to the Company (the “Conversion Limitation”). There are no redemption rights.
     The conversion price of the Series A Preferred (the “Conversion Price”) shall be proportionately reduced for a stock dividend, stock split, subdivision, combination or similar arrangements. The Conversion Price will also be reduced for any sale of common stock (or options, warrants or convertible debt or other derivative securities) at a purchase price per share less than the Conversion Price, subject to certain excepted issuances. The Conversion Price will be reduced to such purchase price if such issuance occurs within the first 12 months of the original issuance date. The Conversion Price will be reduced to a price derived using a weighted-average formula if the issuance occurs after the first 12 months but before the 24 month anniversary of the original issuance date.
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
     On March 22, 2010, one of the Company’s preferred stockholders exercised its option to convert its 2,000,000 Series A Preferred Shares into 400,000 shares of common stock.
     During 2010, under the terms of the offering, the Company issued and sold 1,155,000 shares of Series A Preferred in a private placement In connection with the financing, the Company issued five-year warrants to purchase 231,000 shares of common stock, exercisable at $7.00 per share. The warrants are exercisable for five years (See Note 6 for additional discussion).
     In connection with the Public Offering and AMEX listing on May 19, 2011, the Designation was amended to remove the Conversion Limitation and the Company’s Series A preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Preferred are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of the Company’s common stock respectively. The shares of common stock were registered on June 30, 2011.
Common Stock
     In September 2008, the Company sold to Piedmont Select Equity Fund (“Piedmont”) 12,500 shares of its common stock at $20.00 per share for an aggregate price of $250,000. In December 2008, the Company entered into a rescission agreement with Piedmont in which the Company agreed to rescind Piedmont’s stock purchase so long as affiliates of Piedmont were to purchase at least $250,000 of Company equity securities. In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of the Company’s Series A Preferred at $1.00 per share and warrants to purchase 50,000 shares of Company common stock for a purchase price of $250,000. Concurrent with the closing of such offering, the Company rescinded the purchase of the 12,500 shares of common stock. Piedmont delivered the 12,500 shares to the Company and the Company returned the original purchase price of $250,000 to Piedmont.
     On May 16, 2011, the Company raised gross proceeds of $11.1 million in a public offering of its securities. The offering closed on May 19, 2011, and the Company received net proceeds of $8,999,342 after deducting commissions and offering costs. In connection with the offering, the underwriters exercised their share purchase warrant options of $100 for the purchase up to an additional 142,857 shares of common stock at an exercise price of $4.38 per share.
     The Public Offering resulted in the issuance of 3,171,429 units of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the AMEX. The Company has entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
     On June 30, 2011, the Company registered the resale by certain selling stockholders of (i) 1,771,128 shares of common stock, 1,771,128 Class H warrants and 1,771,128 Class I warrants comprising units issued upon conversion of certain debt; (ii) 3,542,256 shares of common stock underlying such Class H and Class I warrants; and (iii) 3,942,193 additional shares of common stock, including shares underlying other outstanding warrants. Each Class H warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $3.00 at any time between August 19, 2011 and May 13, 2013. Each Class I warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $3.50 at any time between August 19, 2011 and May 13, 2016.

NOTE 8 — STOCK OPTIONS AND WARRANTS
Stock Option/Stock Issuance Plan
     On August 15, 2007, the Company adopted the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”), under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2007 Plan is administered by the board of directors. The 2007 Plan permits the issuance of up to 745,000 shares of the Company’s common stock. Options granted under the 2007 Plan generally vest 25% per year over four years and expire 10 years from the date of grant. The 2007 Plan was terminated with respect to the issuance of new options or awards upon the adoption of the 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”); no further options or awards may be granted under the 2007 Plan.
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
     The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock compensation expense — cost of net revenues	$11,190	$11,862	$23,333	$37,172
Stock compensation expense — sales and marketing	24,456	33,675	49,680	79,508
Stock compensation expense — research and development	25,715	15,428	48,870	61,259
Stock compensation expense — general and administrative	162,302	62,846	294,702	238,333

Total stock compensation expense	$223,663	$123,811	$416,585	$416,272

     A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the six months ended June 30, 2011 is presented below (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding — January 1, 2011	649,090	$5.72
Options granted	330,000	5.00
Options exercised	—	—
Options forfeited	(31,739)	5.03
Options cancelled	—	—

Total options outstanding — June 30, 2011	947,351	$5.49	8.36	$—

Options exercisable — June 30, 2011	332,723	$6.37	6.61	$—

Options vested and expected to vest — June 30, 2011	930,436	$5.50	8.34	$—

Options available for grant under the 2010 Plan at June 30, 2011	61,049

The weighted average fair value per share of options granted during the six months ended June 30, 2011 was $3.95.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2011 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted		Average
Exercise	Number of	Contractual	Average	Number of	Exercise
Prices	Shares	Life	Exercise Price	Shares	Price
$5.00	653,851	9.20	$5.00	47,541	$5.00
$6.00	193,500	6.53	$6.00	185,182	$6.00
$7.70	100,000	6.45	$7.70	100,000	$7.70

	947,351	8.36	$5.49	332,723	$6.37

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

June 30,
2011
(unaudited)
Expected term ( in years)	6.02
Expected volatility	205%
Risk-free interest rate	2.6%
Expected dividends	—
Forefeiture rate	2.8%

     At June 30, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2011 through 2015 related to unvested common stock options is approximately $2.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.
Warrants
     From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and non-employees for services rendered or to be rendered in the future (See Notes 5 and 7). Such warrants are issued outside of the Plan. A summary of the warrant activity for the six months ended June 30, 2011 is presented below (unaudited):

		Weighted-	Weighted-Average
		Exercise	Contractual	Aggregate Intrinsic
	Number of Shares	Price	Life (in years)	Value
Warrants outstanding — January 1, 2011	1,069,615	$5.14
Warrants granted	10,077,971	3.27
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable- June 30, 2011	11,147,586	$3.45	3.46	$—

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Warranties
     The Company’s warranty policy generally provides coverage for components of the vehicle, power modules, and charger system that the Company produces. Typically, the coverage period is the lesser of one calendar year or 2,500 miles, from the date of sale. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using estimated information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims.
     The following table presents the changes in the product warranty accrual for the six months ended June 30 (unaudited):

	2011	2010
Beginning balance, January 1,	$165,641	$235,898
Charged to cost of revenues	50,214	49,134
Usage	(54,425)	(93,666)

Ending balance, June 30,	$161,430	$191,366

Legal Contingency
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009,

Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $0 and $4,126 at June 30, 2011 and December 31, 2010, respectively.
     In May 2011, the Company repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011. During the three and six months ended June 30, 2011, the Company recorded $512 and $4,014 of interest expenses, respectively.
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
Controlling Ownership
     Mr. Nam, the Company’s Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 29.3% of the outstanding shares of the Company’s common stock.

Accounts Receivable
     As of June 30, 2011 and December 31, 2010, the Company has receivables of $35,722, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. Graphion is wholly owned by Mr. Nam. The amounts due are non-interest bearing and are due upon demand.
     As of June 30, 2011 and December 31, 2010, there were outstanding related party receivables of $3,698 and $0, respectively, due from Mr. Nam, which represents the rental obligation of Mr. Nam for his month-to-month lease of excess warehouse space at the Company’s facility in Costa Mesa, CA.
Related Party Payables
     The Company purchases batteries and research and development parts and services from Graphion. During the six months ended June 30, 2011 and 2010, the Company purchased no parts and services and had an outstanding accounts payable balance of $0 and $51,973 at June 30, 2011 and December 31, 2010, respectively. During the three and six months ended June 30, 2010, the Company purchased $100,000 of parts and services from Graphion.
Accrued Salary
     As of June 30, 2011 and December 31, 2010, the Company owed Mr. Nam $0 and $40,000, respectively, of salary pursuant to his employment agreement which is included in accrued expenses.
Notes Payable — see Note 5

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
     The Company is currently developing the R3, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. The Company has entered into a Letter of Intent with Panoz Automotive to provide engineering services and limited production for the launch of the R3. The Company anticipates introducing the R3 Vehicle in late 2011.
     The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.
     The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at June 30, 2011, together with the revenues from the sale of its products, the implementation of its cost reduction strategy for material, production and service costs and the recent $11.1 million Public Offering, is sufficient to sustain its planned operations into the second quarter of 2012.
     The Company will need to seek additional financing sources to fund its product development activities, and will be required to obtain substantial funding to commercialize any products that it may successfully develop. The Company anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it may be required to reduce, defer or discontinue one or more of its product development programs.
Public Offering of the Company’s Securities
     On May 19, 2011, the Company consummated a $11.1 million Public Offering and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, the Company sold to the underwriters, for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of common stock at an exercise price of $4.38 per share.
     The transaction resulted in the issuance of 3,171,429 units, at $3.50 per unit, of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the Public Offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC, (the “AMEX”). The Company has entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the Public Offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.
     The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed it to meet the minimum share price requirement to list on the NYSE Amex, LLC (“AMEX”). All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.
     In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”); and Ki Nam, our Chief Executive Officer, converted their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 units substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.
     In connection with the Public Offering and AMEX listing, the Company’s preferred stockholders have converted all outstanding Series A Convertible Preferred Stock (“Series A Preferred”) into 2,872,574 shares of the Company’s common stock. Included in this conversion were of 9,370,698 and 976,865 shares of Series A Preferred held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

Lock Up Agreement
     On May 16, 2011, Vision and Ki Nam entered into lock-up agreements pursuant to which such parties have agreed not to sell any shares of our common stock for 12 months, subject to exceptions.
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
Concentrations of Credit Risk
     Cash and Cash Equivalents
     The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At June 30, 2011, the Company had approximately $4.9 million in cash deposits in excess of the FDIC limit.
     The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.
     Restricted Cash
     Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of June 30, 2011 was $10,000.
     Accounts Receivable
     The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At June 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $47,626 and $50,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.
     As of June 30, 2011 and December 31, 2010, no single customer accounted for more than 10%and two customers accounted for approximately 51% of total accounts receivable, respectively. No single customer accounted for more than 10% and one customer accounted for approximately 15% of net revenues for the three months ended June 30, 2011 and 2010, respectively, and no single customer accounted for more than 10% of net revenues and one customer accounted for 10% of net revenues for the six months ended June 30, 2011 and 2010 respectively.

     Accounts Payable
     As of June 30, 2011, one vendor accounted for approximately 17% of total accounts payable, and as of December 31, 2010, no single vendor accounted for more than 10% of total accounts payable. Two vendors accounted for approximately 19% and one vendor accounted for approximately 12% of purchases for the three months ended June 30, 2011 and 2010, respectively, and three vendors accounted for approximately 44% of purchases and two vendors accounted for 28% of purchases for the six months ended June 30, 2011 and 2010, respectively.
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
     The Company’s cash equivalents consist of short-term investments in money market funds which are carried at fair value and are classified as Level 1 assets.
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
Business Segments
     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The CT Micro Car is not included in a separate business segment due to nominal net revenues during the three and six months ended June 30, 2011. The revenue from domestic sales and, international sales are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,}
	2011	2010	2011	2010
Product	Net revenues	Net revenues	Net revenues	Net revenues
T3 Series domestic	$1,009,158	$1,313,011	$1,732,541	$2,379,590
T3 Series International	321,808	115,521	594,987	177,218
CT Series domestic	—	—	—	21,150

	$1,330,966	$1,428,532	$2,327,528	$2,577,958

Derivative Liabilities

     The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.
     During 2010, the Company issued 104,000 warrants, respectively, related to convertible debt. During 2010, the Company exchanged 69,764 of Class A warrants and 25,000 of Class B warrants for 94,764 Class G warrants. The Company also recorded an additional derivative liability of $275,676 related to the Vision Debentures during the year ended December 31, 2010. The Company estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 during 2010. The debt discount was amortized over the remaining life of the related debt. The change in fair value of the derivative liability is recorded through earnings at each reporting date.
     As a result of the Public Offering in May 2011, the exercise price of the above noted purchase warrants have been reduced due to the price protection clause. Accordingly, the fair value of the related derivative liabilities has been adjusted.
     During 2010, the Company issued additional warrants of 231,000, related to Series A Preferred. The Company estimated the fair value of the warrants of $716,236 at the date of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount is recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative is recorded through earnings at each reporting date.
     During 2010, the Company recorded a discount on the issuance of Series A Preferred and a corresponding derivative liability of $685,124, related to the anti-dilution provision of the Series A Preferred issued. The discount is recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities is recorded through earnings at each reporting date.
     During the three and six months ended June 30, 2011 and 2010, the amortization of the discounts related to the Series A Preferred anti-dilution provision and warrants issued was $3,398,269, $600,309, $4,263,069 and $2,273,191, respectively, which was recorded as a deemed dividend.
     On March 22, 2010, one of the Company’s preferred stockholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock. As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.
     In connection with the Public Offering and AMEX listing on May 19, 2011, the Company’s preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Preferred are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the Series A Preferred, the Company reclassified the balance of the conversion feature derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend.
     As of June 30, 2011 and December 31, 2010, the unamortized discount related to the conversion feature of the Series A Preferred was $0 and $4,263,068, respectively.
     On May 19, 2011, the Company entered into agreements with certain holders of Class G warrants to amend their Class G warrants such that the price-based anti-dilution provisions would be removed. In exchange, the exercise price of the warrants was fixed at $5.00 per share. As a result of the agreements, the Company reclassified the fair value of the derivative liabilities related to these warrants on the date of the agreements of $2,388,503 to additional paid-in capital.
     On May 19, 2011, Vision converted the Debentures into units of the Company’s securities. As a result of the conversion, the Company reclassified the remaining derivative balance of $702,605 to additional paid-in capital.
     During the three and six months ended June 30, 2011 and 2010, the Company recorded other income of $835,051, $1,113,452, $1,824,788 and $1,867,179, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.

Loss Per Share
     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 12.1 million and 5.3 million shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(668,381)	$(1,446,187)	$(1,308,966)	$(3,127,926)
Deemed dividend to preferred stockholders	(3,398,269)	(600,309)	(4,263,069)	(2,273,191)

Net loss attributable to common stockholders	$(4,066,650)	$(2,046,496)	(5,572,035)	(5,401,117)

Weighted average number of common shares outstanding:
Basic and diluted	8,672,880	4,853,847	6,879,353	4,680,435
Net loss per share:
Basic and diluted	$(0.47)	$(0.42)	(0.81)	(1.16)

Commitments and Contingencies
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $0 and $4,126 at June 30, 2011 and December 31, 2010, respectively.
     In May 2011, the Company repaid the outstanding note balance and related accrued interest, The case was dismissed on June 22, 2011. During the three and six months ended June 30, 2011, the Company recorded $512 and $4,014 of interest expenses, respectively.
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

Results of Operations
     The following table sets forth the results of our operations for the three and six months ended June 30, 2011 and 2010 (unaudited):

	Three Months Ended Ended June 30,		Six Months Ended Ended June 30,}
	2011	2010	2011	2010
Net revenues	$1,330,966	$1,428,532	$2,327,528	$2,577,958
Cost of net revenues	1,178,864	1,221,824	2,135,796	2,349,273

Gross profit	152,102	206,708	191,732	228,685

Operating Expenses:
Sales and marketing	332,259	442,603	644,009	870,257
Research and development	226,647	431,961	460,559	752,467
General and administrative	925,335	887,571	1,746,880	1,916,984

Total operating expenses	1,484,241	1,762,135	2,851,448	3,539,708

Loss from operations	(1,332,139)	(1,555,427)	(2,659,716)	(3,311,023)

Other income (expense):
Interest income	1,778	324	1,821	1,227
Other income, net	831,487	1,120,226	1,823,181	1,875,781
Interest expense	(169,507)	(1,011,310)	(473,452)	(1,693,111)

Total other income, net	663,758	109,240	1,351,550	183,897

Loss before provision for income tax	(668,381)	(1,446,187)	(1,308,166)	(3,127,126)
Provision for income tax	—	—	800	800

Net loss	(668,381)	(1,446,187)	(1,308,966)	(3,127,926)
Deemed dividend to preferred stockholders	(3,398,269)	(600,309)	(4,263,069)	(2,273,191)

Net loss attributable to common stockholders	$(4,066,650)	$(2,046,496)	$(5,572,035)	$(5,401,117)

Other comprehensive income:
Foreign currency translation income	—	319	—	524

Comprehensive loss	$(668,381)	$(1,445,868)	$(1,308,966)	$(3,127,402)

Net loss per share: basic and diluted	$(0.47)	$(0.42)	$(0.81)	$(1.16)

Weighted average number of common shares outstanding:
Basic and diluted	8,672,880	4,853,847	6,879,353	4,680,435

Net revenues. Net revenues are primarily from sales of the T3 Series, T3i Series, power modules, chargers, related accessories and service. Net revenues decreased ($97,566), or (6.8%), to $1,330,966 for the three months ended June 30, 2011 and decreased ($250,430), or (9.7%) to $2,327,528 for the six months ended June 30, 2011 compared to the same periods of the prior year. The decrease was primarily due to certain of our customers deferring purchasing decisions, thereby lengthening our sales cycles, as well as vendor supply issues resulting in orders placed by customers not being shipped during the quarter coupled with our short supply of cash to adequately purchase parts in a timely and cost-effective manner to meet our orders. The delays in our parts due to our increased vendor lead times along with our inadequate cash position, has resulted in an increased backlog. To date, we have not experienced significant cancelled orders. The decreases were offset in part by expansion into new markets, increase in orders placed due to the slight economic recovery, achieving a higher average selling price per unit and an increase in service and parts revenue. We anticipate that the net proceeds from the Public Offering will reduce our delays and also allow us to place orders with our vendors in accordance with their current lead times. This should return our lead times back to our standard of approximately 2-4 weeks. Our backlog at June 30, 2011 was approximately $4.4 million compared to $1.0 million as of June 30, 2010.
Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues decreased ($42,960), or (3.5%), to $1,178,864 for the three months ended June 30, 2011 and decreased ($213,477), or (9.1%), to $2,135,796 for the six months ended June 30, 2011 compared to the same periods of the prior year. This decrease in cost of net revenues is primarily attributable to management’s cost reduction strategy. The decrease was offset in part by increased shipping costs due to our cash position and the inability to purchase product at the appropriate lead times to prevent overnight or air freight charges, thereby increasing our costs.
Gross profit. Management’s efforts to continue to source lower product costs and increase production efficiencies, was offset in part by cash constraints resulting in increased shipping costs, and vendor supply issues, resulting in gross profit of $152,102 for the three months ended June 30, 2011, compared to a gross profit of $206,708 for the same period of the prior year and achieved a gross profit of $191,732 for the six months ended June 30, 2011, compared to gross profit of $228,685 for the same period of the prior year. Management has and will continue to evaluate the processes and materials to reduce the costs of net revenues over the next periods. Gross profit margin was 11.4% and 14.5%, respectively, for the three months ended June 30, 2011 and 2010 and 8.2% and 8.9% for the six months ended June 30, 2011 and 2010, respectively.
     Sales and marketing. Sales and marketing decreased by ($110,344), or (24.9%), to $332,259 for the three months ended June 30, 2011, compared to the same period of the prior year and decreased by ($226,248), or (26.0%) for the six months ended June 30, 2011 compared to the same period of the prior year. The decrease in sales and marketing expense was attributable to a reduction in salaries and commissions due to restructuring of commission plans and decreased sales along with decreases in trade show and travel expenses.
     Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by ($205,314), or (47.5%), to $226,647 for the three months ended June 30, 2011 compared to the same period of the prior year and decreased by ($291,908), or (38.8%), to $460,559 for the six months ended June 30, 2011 compared to the prior year. The decrease was due in large part to a reduction in salaries and employee costs as well as a reduction in material costs due to the completion of the electric/hybrid vehicle prototype during the first quarter of 2011.
     General and administrative. General and administrative expenses increased by $37,764, or 4.3%, to $925,335, for the three months ended June 30, 2011 compared to the same period of the prior year and decreased ($170,104), or (8.9%), to $1,746,880 for the six months ended June 30, 2011 compared to the prior year. The increase during the three months ended June 30, 2011 was due to increased travel costs incurred as a result of the offering along with the implementation of the Company’s investor relations strategy. The decrease during the six months ended June 30, 2011 was due to a decrease in compliance expenses, offset in part by increased costs associated with travel incurred as a result of the offering and the implementation of the Company’s investor relations strategy.
     Other income, net. Other income, net increased by $554,518, or 507.6%, to $663.758 for the three months ended June 30, 2011 and increased by $1,167,653, or 634.9%, to $1,351,550 for the six month ended June 30, 2011 compared to the prior year. The increase was primarily due to a decrease in interest expense due to the conversion of certain notes payable into the Company’s common stock, a decrease in debt discount amortization from the prior year and decreased interest due to the Company paying off $1.0 million of debt. These decreases were offset in part by the decrease in the gain on change in fair value of the mark-to-market of the Company’s derivative liabilities due to the reclassification of the derivatives to equity as a result of the transactions associated with the Amex listing.

     Deemed dividend. Deemed dividend increased by $2,797,960 or 466.1%, to $3,398,269 for the three months ended June 30, 2011 compared to the same period of the prior year and increased by $1,989,878, or 87.5%, to $4,263,069 for the six months ended June 30, 2011 compared to the same period of the prior year. The deemed dividend is the result of the amortization of the discount on the Series A convertible preferred stock. The increase was attributable to the conversion of 11,502,263 shares of Series A Preferred stock into 2,872,574 shares of common stock resulting in full amortization of the preferred stock deemed dividend during the three months ended June 30, 2011.
     Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended June 30, 2011, was ($4,066,650), or ($0.47) per basic and diluted share compared to a loss of ($2,046,496), or ($0.42) per basic and diluted share, for the same period of the prior year. Net loss attributable to common stockholders for the six months ended June 30, 2011, was ($5,572,035), or ($0.81) per basic and diluted share compared to a loss of ($5,401,117), or ($1.16) per basic and diluted share, for the same period of the prior year.
LIQUIDITY AND CAPITAL RESOURCES
     Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings. On May 19, 2011, we have completed the Public Offering raising net proceeds of approximately $9.0 million, after deduction of underwriting discounts and offering expenses.
     For the year ended December 31, 2010, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $(45.1) million and $(15.1) million, respectively, as of December 31, 2010, which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(50.7) million and working capital of $5.6 million as of June 30, 2011, and has a net loss of $(1.3) million and used cash in operations of $(3.9) million for the six months ended June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at June 30, 2011 of $5.6 million, together with the revenues from the sale of its products, the implementation of its cost reduction strategy for material, production and service costs and the recent $11.1 million Public Offering, is sufficient to sustain its planned operations into the second quarter of 2012; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.
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
     During 2011, the Company has received proceeds from related-party loans of $1.3 million, completed a public offering raising $9.0 million (net of offering costs), converted related party notes payable outstanding balances of $5.6 million, plus accrued interest of $578k, into equity and paid off the outstanding balance of the $1.0 million related to the note to Immersive. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Our principal sources of liquidity are cash and receivables. As of June 30, 2011, cash and cash equivalents were $5,255,347 or 57.0% of total assets compared to $123,861, or 3.5% of total assets as of December 31, 2010.
Cash Flows
For the six months ended June 30, 2011 and 2010
     Net cash used in operating activities for the six months ended June 30, 2011 and 2010 were ($3,918,650) and ($3,379,576), respectively. Net cash flows used were primarily due to a net loss of ($1,308,966), net non-cash reconciling items of ($1,060,694), a decrease in accounts payable and accrued expenses of $(835,203) and an increase in prepaid expenses and other current assets of ($502,939).

     For the six months ended June 30, 2010, cash flows used in operating activities related primarily to the net loss of ($3,127,926), offset by net non-cash reconciling items of $212,391. Net cash flows used were due in part by increases in accounts receivable, inventories, and other current assets of $104,112, $250,012 and $197,591, respectively, a purchase of a certificate of deposit for $10,000, an increase in accounts payable and deposits of $170,767 and $31,838, respectively and a decrease in related party payables of $104,931.
     Net cash used in investing activities of $5,738 for the six months ended June 30, 2011 primarily related to an advance to related parties of $3,698.
     Net cash used in investing activities of $34,601 for the six months ended June 30, 2010 related primarily to purchases of property and equipment of $32,295 and loans to related parties of $20,216, offset by repayment of loans to related parties of $17,910.
     Net cash provided by financing activities of $9,055,874 for the six months ended June 30, 2011 related primarily to proceeds of $8,999,342 proceeds from sale of units of the Company’s securities, net of issuance costs, proceeds from related party note payables of $1,300,000 offset by the payment of $1,000,000 related party notes payable.
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
Warrants
     From time to time, we issue warrants to purchase shares of the Company’s common stock to investor, note holders and to non-employees for services rendered or to be rendered in the future. Warrants issued in conjunction with equity are recorded to equity as exercised.

     The following table is the warrants issued and outstanding as of June 30, 2011:

Warrants Exercisable	Exercise Price	Expiration
12,000	$15.40	3/31/2013
27,478	$7.87	12/29/2014
195,373	$5.00	12/29/2014
400,000	$5.00	12/30/2014
160,000	$5.00	2/2/2015
71,000	$5.00	3/22/2015
94,764	$4.68	3/31/2015
104,000	$4.68	4/30/2015
5,000	$7.00	8/25/2015
3,171,429	$3.00	5/13/2013
3,171,429	$3.50	5/13/2016
1,138,885	$3.00	5/13/2013
1,138,885	$3.50	5/13/2016
632,243	$3.00	5/13/2013
632,243	$3.50	5/13/2016
50,000	$4.38	5/13/2016
21,429	$4.38	5/13/2016
21,428	$4.38	5/13/2016
50,000	$4.38	5/13/2016
50,000	$3.50	4/25/2016
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act s recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.
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
     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:
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
     We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during management’s annual testing for fiscal 2011.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former Chief Operating Officer (collectively “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. In July 2010, the case was settled in its entirety and the Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $0 and $4,126 at June 30, 2011 and December 31, 2010, respectively.
     As of June 30, 2011, the Company has paid the balance in full and the case was dismissed on June 22, 2011. During the three and six months ended June 30, 2011, the Company recorded $512 and $4,014 of interest expense, respectively.
     Other than as described above, there have been no material developments during the six months ended June 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.
Item 1A. Risk Factors
Risks Related to Our Company and Our Industry
There were no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the Unites States Securities and Exchange Commission, or the SEC, on June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. (Removed and Reserved)
Item 5. Other Information.
     On June 30, 2011, the Company registered the resale by the selling stockholders of (i) 1,771,128 shares of common stock, 1,771,128 Class H warrants and 1,771,128 Class I warrants comprising units issued upon conversion of certain debt; (ii) 3,542,256 shares of common stock underlying such Class H and Class I warrants; and (iii) 3,942,193 additional shares of common stock, including shares underlying other outstanding warrants. Each Class H warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $3.00 at any time between August 19, 2011 and May 13, 2013. Each Class I warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $3.50 at any time between August 19, 2011 and May 13, 2016.

Item 6. Exhibits.
INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, as currently in effect(1)

3.2	Bylaws(1)

3.3	Amendment to Bylaws, dated January 16, 2009(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(3)

31.1	Section 302 Certificate of Chief Executive Officer*

31.2	Section 302 Certificate of Chief Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer*

32.2	Section 906 Certificate of Chief Financial Officer*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	T3 MOTION, INC. (Registrant)
	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

Date: August 15, 2011	T3 MOTION, INC. (Registrant)
	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Office