Form 10-Q
period 2011-09-30
T3 Motion, Inc.
filed 2011-11-14
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  To

Commission File Number 001-35133

T3 MOTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Airway Avenue, Bldg A Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2011, the number of shares outstanding of the Registrant’s Common Stock, par value $0.001 per share was 12,881,027.

T3 MOTION, INC.

INDEX TO FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,754,316	$123,861
Restricted cash	10,000	10,000
Accounts receivable, net of allowance of $47,626 and $50,000, respectively	1,096,137	595,261
Related party receivables	41,269	35,722
Inventories	1,523,187	1,064,546
Prepaid expenses and other current assets	398,221	251,467

Total current assets	6,823,130	2,080,857
Property and equipment, net	346,277	564,700
Deposits	934,369	934,359

Total assets	$8,103,776	$3,579,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$872,843	$1,335,761
Accrued expenses	860,321	1,483,220
Related party payables	—	51,973
Note payable	—	243,468
Derivative liabilities	130,078	9,633,105
Related party notes payable, net of debt discounts	225,322	4,391,121

Total current liabilities	2,088,564	17,138,648

Long-term liabilities:
Related party notes payable	1,000,000	2,121,000

Total liabilities	3,088,564	19,259,648

Commitments and contingencies

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none and 11,502,563 shares issued and outstanding, respectively	—	11,503
Common stock, $0.001 par value; 150,000,000 shares authorized; 12,881,027 and 5,065,896 shares issued and outstanding, respectively	12,881	5,066
Additional paid-in capital	56,897,601	29,419,540
Accumulated deficit	(51,899,639)	(45,120,210)
Accumulated other comprehensive income	4,369	4,369

Total stockholders’ equity (deficit)	5,015,212	(15,679,732)

Total liabilities and stockholders’ equity (deficit)	$8,103,776	$3,579,916

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$1,884,321	$1,047,573	$4,211,849	$3,625,531

Cost of net revenues	1,498,810	915,922	3,634,606	3,265,195

Gross profit	385,511	131,651	577,243	360,336

Operating expenses:
Sales and marketing	527,689	435,562	1,171,698	1,305,819
Research and development	350,332	316,759	810,891	1,069,226
General and administrative	1,071,832	813,786	2,818,712	2,730,770

Total operating expenses	1,949,853	1,566,107	4,801,301	5,105,815

Loss from operations	(1,564,342)	(1,434,456)	(4,224,058)	(4,745,479)

Other income (expense):

Interest income	2,737	54	4,558	1,281

Other income, net	402,656	1,238,138	2,225,837	3,113,919

Interest expense	(47,695)	(1,066,047)	(521,147)	(2,759,158)

Total other income, net	357,698	172,145	1,709,248	356,042

Loss before provision for income tax	(1,206,644)	(1,262,311)	(2,514,810)	(4,389,437)

Provision for income tax	750	—	1,550	800

Net loss	(1,207,394)	(1,262,311)	(2,516,360)	(4,390,237)
Deemed dividend to preferred stockholders	—	(689,109)	(4,263,069)	(2,962,300)

Net loss attributable to common stockholders	$(1,207,394)	$(1,951,420)	$(6,779,429)	$(7,352,537)

Other comprehensive income:
Foreign currency translation income (loss)	—	(206)	—	318

Comprehensive loss	$(1,207,394)	$(1,262,517)	$(2,516,360)	$(4,389,919)

Net loss attributable to common stockholders per share: basic and diluted	$(0.09)	$(0.40)	$(0.76)	$(1.55)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	4,855,390	8,901,895	4,739,394

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
BALANCE — December 31, 2010	11,502,563	$11,503	5,065,896	$5,066	$29,419,540	$(45,120,210)	$4,369	$(15,679,732)
Conversion of preferred stock to common stock	(11,502,563)	(11,503)	2,872,574	2,873	8,630	—	—	—
Conversion of notes payable and accrued interest to common stock units	—	—	1,771,128	1,771	6,197,178	—	—	6,198,949
Issuance of common stock units, net of offering costs of $ 2,100,659	—	—	3,171,429	3,171	8,996,171	—	—	8,999,342
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	—	—	—	—	4,182,992	—	—	4,182,992
Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable	—	—	—	—	702,605	—	—	702,605
Preferred stock deemed dividend	—	—	—	—	4,263,069	(4,263,069)	—	—
Reclassification of derivative liability to equity due to price adjustments on warrants	—	—	—	—	2,388,503	—	—	2,388,503
Share-based compensation expense	—	—	—	—	625,341	—	—	625,341
Relative fair value of warrants issued with related party notes payable	—	—	—	—	113,572	—	—	113,572
Net loss	—	—	—	—	—	(2,516,360)	—	(2,516,360)

BALANCE — September 30, 2011 (unaudited)	—	$—	12,881,027	$12,881	$56,897,601	$(51,899,639)	$4,369	$5,015,212

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516,360)	$(4,390,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,376	273,524
Loss (gain) on sale of fixed asset	1,104	(7,500)
Warranty expense	92,572	77,144
Share-based compensation expense	625,341	647,098
Change in fair value of derivative liabilities	(2,228,927)	(3,095,754)
Investor relations expense	—	10,000
Amortization of debt discounts	147,773	2,352,658
Change in operating assets and liabilities:
Accounts and other receivables	(500,876)	268,355
Inventories	(458,641)	(172,954)
Prepaid expenses and other current assets	(146,754)	(148,326)
Deposits	(10)	31,873
Purchase of certificate of deposit	—	(10,000)
Accounts payable and accrued expenses	(600,440)	368,278
Related party payables	(51,973)	(104,931)

Net cash used in operating activities	(5,401,815)	(3,900,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	(5,547)	(28,795)
Purchases of property and equipment	(20,147)	(43,645)
Proceeds from sale of fixed assets	2,090	—
Repayment of loans/advances to related parties	—	18,062

Net cash used in investing activities	(23,604)	(54,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans/advances from related parties	—	610,000
Proceeds from related party notes payable	1,300,000	—
Proceeds from sale of common stock units, net of offering costs	8,999,342	—
Recission of common stock	—	(250,000)
Proceeds from the sale of preferred stock, net of issuance costs	—	1,155,000
Repayment of note payable	(243,468)	(100,000)
Repayment of related party notes payable	(1,000,000)	—

Net cash provided by financing activities	9,055,874	1,415,000

Effect of exchange rate on cash	—	318

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,630,455	(2,539,832)
CASH AND CASH EQUIVALENTS — beginning of period	123,861	2,580,798

CASH AND CASH EQUIVALENTS — end of period	$3,754,316	$40,966

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Nine Months Ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$304,331	$41,335

Income taxes	$1,550	$800

Supplemental disclosure of non cash activities:
Conversion of notes payable and accrued interest to common stock units	$6,198,949	$—

Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable to common stock units	$702,605	$—

Reclassification of derivative liability to equity due to price adjustments on warrants	$2,388,503	$—

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$—	$1,401,360

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$4,182,992	$1,121,965

Debt discount and warrant liability recorded upon issuance of warrants	$—	$838,779

Amortization of preferred stock discount related to conversion feature and warrants	$4,263,069	$2,962,300

Debt discount based on relative fair value of warrant issued in connection with related party notes payable	$113,572	$—

Conversion of prefered stock to common stock	$11,503	$4,000

Deposits for equipment	$—	$470,599

Receivable for sale of equipment	$—	$7,500

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd. (U.K.) and (collectively, the “Company”) develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

The Company has entered into a distribution agreement with CT&T Co., Ltd. (“CT&T”) pursuant to which the Company has the exclusive right to market and sell the CT Series Micro Car, which is a low speed, four-wheel electric car, in the U.S. to the government, law enforcement and security markets.

The Company is currently developing the R3 Series, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. The Company has entered into a Letter of Intent with Panoz Automotive to provide engineering services and limited production for the launch of the R3 Series. The Company anticipates introducing the R3 Series in 2012.

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(51.9) million as of September 30, 2011, and has a net loss of $(2.5) million and used cash in operations of $(5.4) million for the nine months ended September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at September 30, 2011 of $4.7 million, together with the revenues from the sale of its products, the implementation of its cost reduction strategy for material, production and service costs and the recent $11.1 million underwritten public offering of its securities (the “Public Offering”), is sufficient to sustain its planned operations into the second quarter of 2012; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

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

Public Offering of the Company’s Securities

On May 19, 2011, the Company consummated the $11.1 million Public Offering and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, the Company sold to the underwriters for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of common stock at an exercise price of $4.38 per share.

The transaction resulted in the issuance of 3,171,429 units, at $3.50 per unit, of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the Public Offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC (the “AMEX”). The Company has entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.

As discussed above, the Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed it to meet the minimum share price requirement to list on AMEX. All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.

In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”) and Ki Nam, our Chief Executive Officer, converted their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 units substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

In connection with the Public Offering and AMEX listing, the Company’s preferred stockholders converted all outstanding Series A Convertible Preferred Stock (“Series A Preferred”) into 2,872,574 shares of the Company’s common stock. Included in this conversion were 9,370,698 and 976,865, shares of Series A Preferred held by Vision and Mr. Nam, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiary, T3 Motion, Ltd. (U.K.). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At September 30, 2011, the Company had approximately $3.4 million in cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of September 30, 2011 was $10,000.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At September 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $47,626 and $50,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of September 30, 2011 and December 31, 2010, two customers accounted for approximately 21% and 51% of total accounts receivable, respectively. No single customer accounted for more than 10% and two customers accounted for approximately 23% of net revenues for the three months ended September 30, 2011 and 2010, respectively, and no single customer accounted for more than 10% of net revenues for the nine months ended September 30, 2011 and 2010.

Accounts Payable

As of September 30, 2011, one vendor accounted for approximately 12% of total accounts payable, and as of December 31, 2010, no single vendor accounted for more than 10% of total accounts payable. No single vendor accounted for more than 10% and one vendor accounted for approximately 23% of purchases for the three months ended September 30, 2011 and 2010, respectively. Three vendors accounted for approximately 41% of purchases and no single vendor accounted for more than 10% of purchases for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company’s derivative liabilities consist of embedded conversion features on debt and price protection features on warrants which are carried at fair value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of these instruments (see Note 6).

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

The Company does not enter into contracts that require fixed pricing beyond the term of the purchase order. All sales via reseller agreements are accompanied by a purchase order. Further, the Company does not allow returns of unsold items.

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

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 12.1 million and 5.1 million shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(1,207,394)	$(1,262,311)	$(2,516,360)	$(4,390,237)
Deemed dividend to preferred stockholders	—	(689,109)	(4,263,069)	(2,962,300)

Net loss attributable to common stockholders	$(1,207,394)	$(1,951,420)	$(6,779,429)	$(7,352,537)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	4,855,390	8,901,895	4,739,394
Net loss per share:
Basic and diluted	$(0.09)	$(0.40)	$(0.76)	$(1.55)

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Product	Net revenues	Net revenues	Net revenues	Net revenues
T3 Series domestic	$1,345,915	$677,918	$3,078,456	$3,078,658
T3 Series International	538,406	369,655	1,133,393	546,873

	$1,884,321	$1,047,573	$4,211,849	$3,625,531

NOTE 2 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Raw materials	$1,368,143	$788,496
Work-in-process	84,038	212,723
Finished goods	71,006	63,327

	$1,523,187	$1,064,546

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Prepaid inventory	$235,369	$148,410
Prepaid expenses and other current assets	162,852	103,057

	$398,221	$251,467

NOTE 4 — NOTE PAYABLE

Note payable consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Note payable to Preproduction Plastics, Inc., interest payable monthly at 6% per annum, monthly payments of $50,000 plus interest, paid in full in May 2011	$—	$243,468

In accordance with a settlement agreement (see Note 9), the Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, to Preproduction Plastics, Inc., which was payable in monthly payments of $50,000 each, plus interest accruing at 6% per annum from the date of the settlement. In May 2011, the Company repaid the outstanding note balance and related accrued interest. During the three and nine months ended September 30, 2011, the Company recorded $0 and $4,014 of interest expense, respectively, related to this note.

NOTE 5 — RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts, consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Note payable to Immersive Media Corp.(“Immersive”), 19% interest rate, net of discount of $0 and $108,879, respectively.	$—	$891,121
Note payable to Vision Opportunity Master Fund, Ltd., 10% interest rate.	—	3,500,000
Note payable to Ki Nam, 12% interest rate, due April 25, 2012, net of discount of $74,678 and $0, respectively.	225,322	1,121,000
Note payable to Alfonso and Mercy Cordero, 10% interest, due October 1, 2013.	1,000,000	1,000,000

	1,225,322	6,512,121
Less: current portion	(225,322)	(4,391,121)

	$1,000,000	$2,121,000

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

The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and the Company issued Class G warrants to purchase up to 104,000 shares of the Company’s common stock at an exercise price of $7.00 per share. The interest rate, which compounded annually, was also amended to 15.0%. The Company recorded interest expense of $0 and $37,500, $63,361 and $102,500, related to the stated rate of interest during the three and nine months ended September 30, 2011 and 2010, respectively, and had accrued interest of $0 and $110,000 at September 30, 2011 and December 31, 2010, respectively. The terms of the Class G warrants issued to Immersive are substantially similar to prior Class G warrants issued by the Company. The Company recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of this debt discount was $0 and $80,013, $108,879 and $126,904 for the three and nine months ended September 30, 2011 and 2010, respectively.

Third Amendment to Immersive Note

On March 30, 2011, Immersive agreed to extend the note to April 30, 2011. As consideration for extending the note, the Company agreed to increase the interest rate to 19% per annum compounded annually commencing on April 1, 2011. The amended terms of the note did not result in terms that were substantially different from the terms of the original note; therefore there was no extinguishment of debt.

Fourth Amendment to Immersive Note

On April 30, 2011, Immersive agreed to extend the note to May 20, 2011. All terms of the note remained the same.

Repayment of Immersive Note

On May 20, 2011, the Company repaid Immersive the principal and accrued interest of $1,127,861 due under the note.

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

The Debentures accrued interest on the unpaid principal balance at a rate equal to 10% per annum. The maturity date of the Debentures was December 30, 2010 (see below). At any time after the 240th calendar day following the issue date, the Debentures were convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consisted of one share of the Company’s Preferred Stock and a warrant to purchase one share of the common stock. As a result of the 240th day passing, the Company recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010 (see Note 6). The Company may redeem the Debentures in whole or part at any time after June 30, 2010 for cash in an amount equal to 120% of the principal amount plus accrued and unpaid interest and certain other amounts due in respect of the Debenture. Interest on the Debentures was payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increases to 15% per annum. The Company recorded interest expense of $0, $87,000, and $135,139 and $265,000 related to the stated rate of interest, for the three and nine months ended September 30, 2011 and 2010, respectively, and had accrued interest of $0 and $350,959 as of September 30, 2011 and December 31, 2010, respectively.

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

Also pursuant to the Purchase Agreement, Vision received Class G common stock purchase warrants (the “Class G Warrants”). Pursuant to the terms of the Class G Warrants, Vision is entitled to purchase up to an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $7.00 per share, subject to adjustment. The Class G Warrants expire on December 30, 2014.

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

Amendment to December 30, 2009 10% Convertible Debenture

On December 31, 2010, the Company and Vision amended the Debenture to extend the maturity date from December 31, 2010 to March 31, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture; therefore there was no extinguishment of debt.

Second Amendment to December 30, 2009 10% Convertible Debenture

On March 31, 2011, the Company and Vision amended the Debenture to extend the maturity date from March 31, 2011 to June 30, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture; therefore there was no extinguishment of debt.

Conversion of 10% Convertible Debenture Upon Closing of May Public Offering

In connection with the Public Offering and the Amex Listing, the $3.5 million principal amount of the Debentures plus accrued interest of $486,098 was converted into 1,138,885 units of the Company’s securities on May 19, 2011.

Debt Discounts and Amortization

The debt discount recorded on the Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, the Company recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the three and nine months ended September 30, 2011 and 2010, the Company amortized $0, $842,122, $0 and $1,950,506, respectively, of the debt discounts to interest expense.

Ki Nam Note

2009 Derivative Warrants

As a result of the Public Offering, the exercise price of the outstanding 27,478 Class E purchase warrants of Ki Nam, our Chairman and Chief Executive Officer, were adjusted to $7.87 per share.

2010 Note

On February 24, 2011, the Company entered into a loan agreement with Mr. Nam (the “2010 Note”) for previous advances to the Company. The agreement allowed Mr. Nam to advance up to $2.5 million for operating requirements. The 2010 Note bore interest at 10% per annum and was due on March 31, 2012, subject to an automatic one year extension. During the year ended December 31, 2010, Mr. Nam advanced $1,511,000 to the Company to be used for operating requirements. During October 2010, the Company repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. During the nine months ended September 30, 2011, Mr. Nam advanced $1,000,000 to the Company to be used for operating requirements. The Company recorded interest expense of $0 and $68,095 for the three and nine months ended September 30, 2011. The Company had accrued interest of $0 as of September 30, 2011 and $23,756 as of December 31, 2010, respectively.

Conversion of 2010 Note Upon Closing of May Public Offering

The outstanding balance of the 2010 Note of $2,121,000 plus accrued interest of $91,851 was converted into 632,243 units of the Company’s securities upon completion of the Public Offering on May 19, 2011.

2011 Note

On June 30, 2011, the Company entered into a loan agreement with Mr. Nam for previous advances of $300,000 (the “2011 Note”). The 2011 Note bears interest at 12% per annum and matures on April 25, 2012; subject to an automatic one year extension. Interest payments are due monthly commencing on July 1, 2011.The Company recorded interest expense of $6,000 and $15,500 for the three and nine months ended September 30, 2011, respectively, and had accrued interest of $6,000 as of September 30, 2011. In connection with the 2011 Note, the Company granted Mr. Nam Class J warrants to purchase 50,000 shares of common stock. The exercise price per share of the common stock under these warrants is $3.50 and the warrants expire on April 25, 2016. The Company recorded a debt discount of $113,572 upon the issuance in connection with the 2011 Note. The debt discount of $113,572 represents the relative fair value of the warrants which was calculated based on the Black-Scholes-option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. The Company recorded interest expense of $10,200 and $38,894 for the three and nine months ended September 30, 2011, respectively. The unamortized discount as of September 30, 2011 is $74,678.

Lock Up Agreements

On May 16, 2011, Mr. Nam and Vision entered into lock-up agreements pursuant to which they have agreed not to sell any shares of our common stock and Class I warrants for 12 months, subject to certain exceptions.

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) dated September 30, 2010 in the principal amount of $1,000,000 that matures on October 1, 2013 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010. The Note was dated as of September 30, 2010. Interest payments of $8,333 are due on the first day of each calendar month commencing November 1, 2010 and continuing each month thereafter. The Company recorded interest expense of $25,000 and $75,000 for the three and nine months ended September 30, 2011 and had accrued interest of $0 and $24,277 as of September 30, 2011 and December 31, 2010, respectively.

The Company may prepay the Note in full, but not in part. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable. The applicable interest rate upon default will be increased to 15% or the maximum rate allowed by law. At September 30, 2011 the Company is in compliance with all terms of the Note.

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

During 2010, the Company issued 104,000 Class G warrants related to convertible debt (see Note 5). During 2010, the Company exchanged 69,764 of Class A warrants and 25,000 of Class B warrants for 94,764 Class G warrants (see Note 5). The Company also recorded an additional derivative liability of $275,676 related to the Vision Debentures during the year ended December 31, 2010 (see Note 5). The Company estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 during 2010. The debt discount was amortized over the remaining life of the related debt. The change in fair value of the derivative liability is recorded through earnings at each reporting date.

As a result of the Public Offering in May 2011, the exercise price of the above noted purchase warrants has been reduced due to the price protection clause. Accordingly, the fair value of the related derivative liabilities has been adjusted.

During 2010, the Company issued Class G warrants of 231,000, related to Preferred Stock (see Note 7). The Company estimated the fair value of the warrants of $716,236 at the date of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount is recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative is recorded through earnings at each reporting date.

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

During the three and nine months ended September 30, 2011 and 2010, the amortization of the discounts related to the Preferred Stock anti-dilution provision and warrants issued was $0, $689,109, $4,263,069 and $1,862,558, respectively, which was recorded as a deemed dividend.

On March 22, 2010, one of the Company’s preferred stockholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock (see Note 7). As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.

In connection with the Public Offering and AMEX listing on May 19, 2011, the Company’s preferred stockholders converted all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the Series A Convertible Preferred Stock, the Company reclassified the balance of the derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend.

As of September 30, 2011 and December 31, 2010, the unamortized discount related to the conversion feature of the Preferred Stock was $0 and $4,263,069, respectively.

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

September 30, 2011
(unaudited)
Annual dividend yield	—
Expected life (years)	0.11-4.08
Risk-free interest rate	0.19%-2.24%
Expected volatility	136%-156%

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

During the three and nine months ended September 30, 2011 and 2010, the Company recorded other income of $404,139, $1,228,577, $2,228,927 and $3,095,754, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	Level 3 Carrying Value September 30, 2011	Level 3 Carrying Value December 31, 2010
	(unaudited)
Embedded conversion options	$—	$5,991,957
Warrants	130,078	3,641,148

	$130,078	$9,633,105

Decrease in fair value	$2,228,927

The following table provides a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value using Level 3 inputs (unaudited):

	2011	2010
Beginning balance, January 1,	$9,633,105	$11,824,476
Issuance of warrants and conversion option	—	2,240,140

Reclassification of equity due to conversion of related party notes payable to common stock units	(702,605)	—

Reclassification to equity due to conversion of preferred stock to common stock	(4,182,992)	(1,121,965)

Reclassification of equity due to exercise price adjustments on warrants	(2,388,503)	—
Change in fair value	(2,228,927)	(3,095,754)

Ending balance, September 30,	$130,078	$9,846,897

NOTE 7 — EQUITY

Series A Convertible Preferred Stock

The Company’s Board of Directors has authorized 20,000,000 shares of Series A Preferred. Except as otherwise provided in the Certificate of Designation of the Series A Preferred (the “Designation”) or the Company’s by-laws, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise paripassu with the Series A Preferred, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of the Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.

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

During 2010, under the terms of the offering, the Company issued and sold 1,155,000 shares of Series A preferred in a private placement. In connection with the financing, the Company issued Class G five-year warrants to purchase 231,000 shares of common stock, exercisable at $7.00 per share. The warrants expire in 2015 (See Note 6 for additional discussion).

In connection with the Public Offering and AMEX listing on May 19, 2011, the Designation was amended to remove the Conversion Limitation and the Company’s Series A preferred stockholders converted all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock were shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of the Company’s common stock, respectively. The shares of common stock were registered on June 30, 2011.

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

On May 16, 2011, the Company raised gross proceeds of $11.1 million in a public offering of its securities. The offering closed on May 19, 2011, and the Company received net proceeds of $8,999,342 after deducting commissions and offering costs. In connection with the offering, the underwriters exercised their share purchase warrant options of $100 for the purchase of 142,857 shares with an exercise price of $4.38 per share.

The Public Offering resulted in the issuance of 3,171,429 units of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the AMEX. The Company has entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of the Class H and Class I warrants.

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

The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock compensation expense — cost of net revenues	$10,882	$6,796	$34,215	$43,968
Stock compensation expense — sales and marketing	35,715	47,721	85,395	127,229
Stock compensation expense — research and development	24,946	38,078	73,816	99,336
Stock compensation expense — general and administrative	137,213	138,231	431,915	376,565

Total stock compensation expense	$208,756	$230,826	$625,341	$647,098

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the nine months ended September 30, 2011 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding—January1, 2011	649,090	$5.72

Options granted	330,000	5.00

Options exercised	—	—

Options forfeited	(31,739)	5.03

Options cancelled	—	—

Total options outstanding—September 30,2011	947,351	$5.49	8.11	$—

Options exercisable—September 30, 2011	439,599	$6.04	6.93	$—

Options vested and expected to vest—September 30, 2011	933,392	$5.50	8.09	$—

Options available for grant under the 2010 Plan at September 30, 2011	61,049

The weighted average fair value per share of options granted during the nine months ended September 30, 2011 was $3.95.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011 (unaudited):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$5.00	653,851	8.95	$5.00	152,047	$5.00
$6.00	193,500	6.28	$6.00	187,552	$6.00
$7.70	100,000	6.20	$7.70	100,000	$7.70

	947,351	8.11	$5.49	439,599	$6.04

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

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options and warrants granted by the Company, along with certain other pertinent information:

September 30, 2011
(unaudited)
Expected term (in years)	6.02
Expected volatility	205%
Risk-free interest rate	2.6%
Expected dividends	—
Forfeiture rate	2.8%

At September 30, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2011 through 2015 related to unvested common stock options is approximately $1.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future (See Notes 5 and 7). Such warrants are issued outside of the stock option plans. A summary of the warrant activity for the nine months ended September 30, 2011 is presented below (unaudited):

	Number of Shares	Weighted- Exercise Price	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Warrants outstanding — January 1, 2011	1,069,615	$5.14
Warrants granted	10,077,971	3.27
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable-September 30, 2011	11,147,586	$3.45	3.21	$—

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

The following table presents the changes in the product warranty accrual for the nine months ended September 30 (unaudited):

	2011	2010
Beginning balance, January 1,	$165,641	$235,898
Charged to cost of revenues	92,572	77,144
Usage	(82,543)	(161,864)

Ending balance, September 30,	$175,670	$151,178

Legal Contingency

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $0 and $4,126 at September 30, 2011 and December 31, 2010, respectively.

In May 2011, the Company repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011. During the three and nine months ended September 30, 2011, the Company recorded $0 and $4,014 of interest expense, respectively.

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

Controlling Ownership

Mr. Nam, the Company’s Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 29.4% of the outstanding shares of the Company’s common stock.

Accounts Receivable

As of September 30, 2011 and December 31, 2010, the Company has receivables of $35,722, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. Graphion is wholly owned by Mr. Nam. The amounts due are non-interest bearing and are due upon demand.

As of September 30, 2011 and December 31, 2010, there were outstanding related party receivables of $5,547 and $0, respectively, due from Mr. Nam, which represents the rental obligation of Mr. Nam for his month-to-month lease of excess warehouse space at the Company’s facility in Costa Mesa, CA.

Related Party Payables

From time to time, the Company purchases batteries and research and development parts and services from Graphion. During the nine months ended September 30, 2011, the Company purchased no parts and services and had an outstanding accounts payable balance of $0 and $51,973 at September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2010, the Company purchased $100,000 of parts and services from Graphion.

Accrued Salary

As of September 30, 2011 and December 31, 2010, the Company owed Mr. Nam $0 and $40,000, respectively, of salary pursuant to his employment agreement which is included in accrued expenses.

Notes Payable — see Note 5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

T3 Motion, Inc. was incorporated on March 16, 2006 under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd (U.K.). (collectively, the “Company”) develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

The Company has entered into a distribution agreement with CT&T pursuant to which the Company has the exclusive right to market and sell the CT Series Micro Car, which is a low speed, four-wheel electric car, in the U.S. to the government, law enforcement and security markets.

The Company is currently developing the R3 Series, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. The Company has entered into a Letter of Intent with Panoz Automotive to provide engineering services and limited production for the launch of the R3 Series. The Company anticipates introducing the R3 Series in 2012.

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at September 30, 2011 of $4.7 million, together with the revenues from the sale of its products, the implementation of its cost reduction strategy for material, production and service costs and the recent $11.1 million underwritten public offering of its securities (the “Public Offering”), is sufficient to sustain its planned operations into the second quarter of 2012, however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

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

Public Offering of the Company’s Securities

On May 19, 2011, the Company consummated a $11.1 million Public Offering and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, the Company sold to the under writers for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of common stock at an exercise price of $4.38 per share.

The transaction resulted in the issuance of 3,171,429 units, at $3.50 per unit, of the Company’s securities. Each unit consists of one share of the Company’s common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. In connection with the Public Offering, the Company effected a one-for-10 reverse stock split of its common stock, which allowed it to meet the minimum share price requirement of the NYSE Amex, LLC (the “AMEX”).The Company has entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.

The Company effected a one-for-10 reverse stock split of its common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed it to meet the minimum share price requirement to list on AMEX. All information included in this quarterly filing has been adjusted to reflect the effect of the reverse stock split.

In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”), and Ki Nam, our Chief Executive Officer, converted their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 units substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

In connection with the Public Offering and AMEX listing, the Company’s preferred stockholders converted all outstanding Series A Convertible Preferred Stock (“Series A Preferred”) into 2,872,574 shares of the Company’s common stock. Included in this conversion were 9,370,698 and 976,865 shares of Series A Preferred held by Vision and Mr. Nam, respectively which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At September 30, 2011, the Company had approximately $3.4 million in cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of September 30, 2011 was $10,000.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. At September 30, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $47,626 and $50,000, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of September 30, 2011 and December 31, 2010, two customers accounted for approximately 21% and 51% of total accounts receivable, respectively. No single customer accounted for more than 10% and two customers accounted for approximately 23% of net revenues for the three months ended September 30, 2011 and 2010, respectively, and no single customer accounted for more than 10% of net revenues for the nine months ended September 30, 2011 and 2010.

Accounts Payable

As of September 30, 2011, one vendor accounted for approximately 12% of total accounts payable, and as of December 31, 2010, no single vendor accounted for more than 10% of total accounts payable. No single vendor accounted for more than 10% and one vendor accounted for approximately 23% of purchases for the three months ended September 30, 2011 and 2010, respectively, and three vendors accounted for approximately 41% of purchases and no single vendor accounted for more than 10% of purchases for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company’s derivative liabilities consist of embedded conversion features on debt and price protection features on warrants which are carried at fair value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of these instruments.

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

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Product	Net revenues	Net revenues	Net revenues	Net revenues
T3 Series domestic	$1,345,915	$677,918	$3,078,456	$3,078,658
T3 Series International	538,406	369,655	1,133,393	546,873

	$1,884,321	$1,047,573	$4,211,849	$3,625,531

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

During 2010, the Company issued 104,000 warrants related to convertible debt. During 2010, the Company exchanged 69,764 of Class A warrants and 25,000 of Class B warrants for 94,764 Class G warrants. The Company also recorded an additional derivative liability of $275,676 related to the Vision Debentures during the year ended December 31, 2010. The Company estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 during 2010. The debt discount was amortized over the remaining life of the related debt. The change in fair value of the derivative liability is recorded through earnings at each reporting date.

As a result of the Public Offering in May 2011, the exercise price of the above noted purchase warrants has been reduced due to the price protection clause. Accordingly, the fair value of the related derivative liabilities has been adjusted.

During 2010, the Company issued additional warrants of 231,000, related to Preferred Stock. The Company estimated the fair value of the warrants of $716,236 at the date of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount is recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative is recorded through earnings at each reporting date.

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

During the three and nine months ended September 30, 2011 and 2010, the amortization of the discounts related to the Preferred Stock anti-dilution provision and warrants issued was $0, $689,109, $4,263,069 and $1,862,558, respectively, which was recorded as a deemed dividend.

On March 22, 2010, one of the Company’s preferred stockholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock. As a result of the conversion, the Company reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.

In connection with the Public Offering and AMEX listing on May 19, 2011, the Company’s preferred stockholders converted all outstanding Series A Convertible Preferred Stock into 2,872,574 shares of the Company’s common stock. Included in the conversion of the Series A Convertible Preferred Stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the Series A Convertible Preferred Stock, the Company reclassified the balance of the derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend.

As of September 30, 2011 and December 31, 2010, the unamortized discount related to the conversion feature of the Preferred Stock was $0 and $4,263,069, respectively.

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

During the three and nine months ended September 30, 2011 and 2010, the Company recorded other income of $404,139, $1,228,577, $2,228,927 and $3,095,754, respectively, related to the change in fair value of the warrants and embedded conversion options and is included in other income, net in the accompanying condensed consolidated statements of operations.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 12.1 million and 5.1 million shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(1,207,394)	$(1,262,311)	$(2,516,360)	$(4,390,237)
Deemed dividend to preferred stockholders	—	(689,109)	(4,263,069)	(2,962,300)

Net loss attributable to common stockholders	$(1,207,394)	$(1,951,420)	$(6,779,429)	$(7,352,537)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	4,855,390	8,901,895	4,739,394
Net loss per share:
Basic and diluted	$(0.09)	$(0.40)	$(0.76)	$(1.55)

Commitments and Contingencies

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. The Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. The Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $0 and $4,126 at September 30, 2011 and December 31, 2010, respectively.

In May 2011, the Company repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011. During the three and nine months ended September 30, 2011, the Company recorded $0 and $4,014 of interest expense, respectively.

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

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended September 30, 2011 and 2010 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$1,884,321	$1,047,573	$4,211,849	$3,625,531
Cost of net revenues	1,498,810	915,922	3,634,606	3,265,195

Gross profit	385,511	131,651	577,243	360,336

Operating expenses:
Sales and marketing	527,689	435,562	1,171,698	1,305,819
Research and development	350,332	316,759	810,891	1,069,226
General and administrative	1,071,832	813,786	2,818,712	2,730,770

Total operating expenses	1,949,853	1,566,107	4,801,301	5,105,815

Loss from operations	(1,564,342)	(1,434,456)	(4,224,058)	(4,745,479)

Other income (expense):
Interest income	2,737	54	4,558	1,281
Other income, net	402,656	1,238,138	2,225,837	3,113,919
Interest expense	(47,695)	(1,066,047)	(521,147)	(2,759,158)

Total other income, net	357,698	172,145	1,709,248	356,042

Loss before provision for income tax	(1,206,644)	(1,262,311)	(2,514,810)	(4,389,437)
Provision for income tax	750	—	1,550	800

Net loss	(1,207,394)	(1,262,311)	(2,516,360)	(4,390,237)
Deemed dividend to preferred stockholders	—	(689,109)	(4,263,069)	(2,962,300)

Net loss attributable to common stockholders	$(1,207,394)	$(1,951,420)	$(6,779,429)	$(7,352,537)

Other comprehensive income:
Foreign currency translation income (loss)	—	(206)	—	318

Comprehensive loss	$(1,207,394)	$(1,262,517)	$(2,516,360)	$(4,389,919)

Net loss attributable to common stockholders per share: basic and diluted	$(0.09)	$(0.40)	$(0.76)	$(1.55)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	4,855,390	8,901,895	4,739,394

Net revenues. Net revenues are primarily from sales of the T3 Series, T3i Series, power modules, chargers, related accessories and service. Net revenues increased $836,748, or 79.9%, to $1,884,321 for the three months ended September 30, 2011 and increased $586,318, or 16.2%, to $4,211,849 for the nine months ended September 30, 2011 compared to the same periods of the prior year. The increase was primarily due to the execution of our global deployment strategy resulting in an increase in international sales, achieving higher average selling prices per unit and increased service and parts revenue.

The net proceeds from the Public Offering allowed us to place orders with our vendors in accordance with their current lead times and returned our lead times back to our standard of approximately 2-4 weeks. Our backlog at September 30, 2011 was approximately $3.3 million compared to $1.3 million as of September 30, 2010.

Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations. Cost of net revenues increased $582,888, or 63.6%, to $1,498,810 for the three months ended September 30, 2011 and increased $369,411, or 11.3%, to $3,634,606 for the nine months ended September 30, 2011 compared to the same periods of the prior year. This increase in cost of net revenues is primarily attributable to the increase in net revenues. The increase for the nine months ended September 30, 2011 was also due to increased shipping costs due to our cash position and the inability to purchase product at the appropriate lead times to prevent overnight or air freight charges, thereby increasing our costs. The net proceeds from the Public Offering allowed us to purchase product under our vendor terms and in accordance with appropriate shipping lead-times. The increase was offset in part by management’s cost reduction strategy.

Gross profit. Management’s efforts to continue to source lower product costs and increase production efficiencies, was offset in part by cash constraints prior to the closing of the Public Offering. The cash constraints resulted in increased shipping costs, and vendor supply issues, resulted in gross profit of $385,511 for the three months ended September 30, 2011, compared to a gross profit of $131,651 for the same period of the prior year and achieved a gross profit of $577,243 for the nine months ended September 30, 2011, compared to gross profit of $360,336 for the same period of the prior year. Gross profit margin was 20.5% and 12.6%, respectively, for the three months ended September 30, 2011 and 2010 and 13.7% and 9.9% for the nine months ended September 30, 2011 and 2010, respectively.

Sales and marketing. Sales and marketing increased by $92,127, or 21.2%, to $527,689 for the three months ended September 30, 2011, compared to the same period of the prior year and decreased by ($134,121), or (10.3%), to $1,171,698 for the nine months ended September 30, 2011 compared to the same period of the prior year. The increase in sales and marketing expense during the three months ended September 30, 2011 was primarily due to using proceeds from the Public Offering to promote sales with increased advertising and trade show participation. Further contributing to the increase was commission expense related to the increase in sales. The decrease in sales and marketing expense during the nine months ended September 30, 2011 was attributable to a reduction in salaries and commissions due to restructuring of commission plans along with decreases in trade show and travel expenses, prior to the Public Offering, offset in part by the current sales and marketing efforts during the three months ended September 30, 2011.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense increased by $33,573, or 10.6% to $350,332 for the three months ended September 30, 2011 compared to the same period of the prior year and decreased by ($258,335), or (24.2%), to $810,891 for the nine months ended September 30, 2011 compared to the prior year. The decrease for the nine months ended September 30, 2011, was primarily due to the completion of the R3 Series prototype during the first quarter of this year, offset in part by the execution of the LOI with Panoz for the start of the next phase of the R3 Series project.

General and administrative. General and administrative expenses increased by $258,046, or 31.7%, to $1,071,832, for the three months ended September 30, 2011 compared to the same period of the prior year and increased $87,942, or 3.2%, to $2,818,712 for the nine months ended September 30, 2011 compared to the prior year. The increase during the three months and nine months ended September 30, 2011 was primarily due to the implementation of the Company’s investor relations strategy and increase in charitable contributions by the Company.

Other income, net. Other income, net increased by $185,553, or 107.8%, to $357,698 for the three months ended September 30, 2011 and increased by $1,353,206, or 380.1%, to $1,709,248 for the nine months ended September 30, 2011 compared to the prior year. The increase was primarily due to a decrease in interest expense due to the conversion of certain notes payable into the Company’s common stock, the decrease in debt discount amortization from the prior year and decreased interest due to the Company paying off $1.0 million of debt. These decreases were offset in part by the decrease in the gain on change in fair value of the mark-to-market of the Company’s derivative liabilities due to the reclassification of the derivatives to equity as a result of the transactions associated with the AMEX listing.

Deemed dividend. Deemed dividend decreased by ($689,109) or (100%), to $0 for the three months ended September 30, 2011 compared to the same period of the prior year and increased by $1,300,769, or 43.9%, to $4,263,069 for the nine months ended September 30, 2011 compared to the same period of the prior year. The deemed dividend is the result of the amortization of the discount on the Series A convertible preferred stock. The increase was attributable to the conversion of 11,502,263 shares of Series A Preferred Stock into 2,872,574 shares of common stock resulting in full amortization of the preferred stock deemed dividend as a result of the Public Offering.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended September 30, 2011 was ($1,207,394), or ($0.09) per basic and diluted share compared to a loss of ($1,951,420), or ($0.40) per basic and diluted share, for the same period of the prior year. Net loss attributable to common stockholders for the nine months ended September 30, 2011, was ($6,779,429), or ($0.76) per basic and diluted share compared to a loss of ($7,352,537), or ($1.55) per basic and diluted share, for the same period of the prior year.

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

For the year ended December 31, 2010, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit and working capital deficit of approximately $(45.1) million and $(15.1) million, respectively, as of December 31, 2010, which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(51.9) million as of September 30, 2011, and has a net loss of $(2.5) million and used cash in operations of $(5.4) million for the nine months ended September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at September 30, 2011 of $4.7 million, together with the revenues from the sale of its products, the implementation of its cost reduction strategy for material, production and service costs and the recent $11.1 million Public Offering of its securities, is sufficient to sustain its planned operations into the second quarter of 2012; however, the Company cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

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

During 2011, the Company has received proceeds from related-party loans of $1.3 million, completed a public offering raising $9.0 million (net of offering costs), converted related party notes payable outstanding balances of $5.6 million, plus accrued interest of $0.6 million, into equity and paid off the outstanding balance of the $1.0 million related to the note to Immersive. In light of these plans, management is confident in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our principal sources of liquidity are cash and receivables. As of September 30, 2011, cash and cash equivalents were $3,754,316 or 46.3% of total assets compared to $123,861, or 3.5% of total assets as of December 31, 2010.

Cash Flows

For the nine months ended September 30, 2011 and 2010

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 were ($5,401,815) and ($3,900,772), respectively. Net cash flows used were primarily due to a net loss of ($2,516,360), net non-cash reconciling items of ($1,126,761), a decrease in accounts payable and accrued expenses of ($600,440), an increase in accounts receivable and other receivables of ($500,876), and increase in inventories of ($458,641).

For the nine months ended September 30, 2010, cash flows used in operating activities related primarily to the net loss of ($4,390,237) and net non-cash reconciling items of $257,170. Net cash flows used were due in part by increases in inventories, prepaid expense and other current assets, and related party payables of ($172,954), ($148,326) and ($104,931), respectively, and a decrease in accounts receivable and an increase in accounts payable of $268,355 and $368,278, respectively.

Net cash used in investing activities of $23,604 for the nine months ended September 30, 2011 primarily related to purchase of property and equipment of $20,147.

Net cash used in investing activities of $54,378 for the nine months ended September 30, 2010 related primarily to purchases of property and equipment of $43,645 and loans to related parties of $28,795, offset by repayment of loans to related parties of $18,062.

Net cash provided by financing activities of $9,055,874 for the nine months ended September 30, 2011 related primarily to proceeds of $8,999,342 from sale of units of the Company’s securities, net of issuance costs, proceeds from related party note payables of $1,300,000 offset by the payment of $1,000,000 related party notes payable.

Net cash provided by financing activities was $1,415,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, cash flows provided by financing activities related to proceeds from the sale of preferred stock of $1,155,000, and a related party payable for $610,000, offset by payments for a common stock rescission of $250,000.

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

The following table is the warrants issued and outstanding as of September 30, 2011:

Warrants Exercisable	Exercise Price	Expiration
12,000	$15.40	3/31/2013
27,478	$7.87	12/29/2014
195,373	$5.00	12/29/2014
400,000	$5.00	12/30/2014
160,000	$5.00	2/2/2015
71,000	$5.00	3/22/2015
94,764	$4.68	3/31/2015
104,000	$4.68	4/30/2015
5,000	$7.00	8/25/2015
4,942,557	$3.00	5/13/2013
4,942,557	$3.50	5/13/2016
142,858	$4.38	5/13/2016
50,000	$3.50	4/25/2016

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

We have also initiated the following corrective action, which management believes is reasonably likely to materially affect our controls and procedures as it is designed to remediate the material weaknesses as described above:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, the Company’s CEO, and Jason Kim, the Company’s former Chief Operating Officer (collectively “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and the Company. In July 2010, the case was settled in its entirety and the Company agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments are expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by the Company through December 31, 2010. Company recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 is recorded as a note payable in the accompanying condensed consolidated balance sheet. The Company has recorded accrued interest of $0 and $4,126 at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the Company has paid the balance in full and the case was dismissed on June 22, 2011. During the three and nine months ended September 30, 2011, the Company recorded $0 and $4,014 of interest expense, respectively.

Other than as described above, there have been no material developments during the nine months ended September 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Ki Nam
Ki Nam
Chairman of the Board and Chief Executive Officer

T3 MOTION, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Kelly Anderson
Kelly Anderson
Executive Vice President and Chief Financial Office