Form 10-K
period 2011-12-31
T3 Motion, Inc.
filed 2012-03-30
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35133

T3 Motion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2990 Airway Ave., Building A Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (714) 619-3600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE Amex, LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $15.5 million (computed using the closing sales price of $2.99 per share of common stock on such date). For the purposes of this calculation, shares owned by officers, directors and persons known to the registrant to own 10% or more of the outstanding voting power of the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 30, 2012: 12,881,027.

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

i

FORWARD-LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

This annual report on Form 10-K contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by ours management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

In this document, unless the context otherwise indicates, the terms “we,” “our,” “ours,” “us,” “T3 Motion” and the “Company” collectively refer to T3 Motion, Inc. and its wholly-owned subsidiary, T3 Motion, Ltd.

PART I

ITEM 1.	BUSINESS

Overview

T3 Motion designs, manufactures and markets personal mobility vehicles powered by electric motors to the professional and consumer markets. Our initial product is the T3 Series, a three wheel, electric stand-up vehicle (“ESV”) powered by a quiet, zero-gas emission electric motor that is designed specifically for public and private security personnel. Substantially all of our revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

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

We were incorporated in Delaware in 2006 and introduced the T3 Series in early 2007. Our T3 Suite of products include, the T3 Series, the electric stand up vehicle for the professional market, the T3i Series ESV, the international version of the T3 Series, and the T3 Series Power Sport, the consumer version of the T3 Series, (collectively, the “T3 Product Suite”). We currently sell our products in the U.S. directly and through distributors, and also market our T3i Series ESV in 27 countries and on six continents through distributors.

Our net revenues for the years ended December 31, 2011, 2010 and 2009 were approximately $5.3 million, $4.7 million and $4.6 million, respectively, and our net losses for the same periods were approximately $(5.5 million), $(8.3 million) and $(6.7 million), respectively. Our accumulated deficit as of December 31, 2011, 2010 and 2009 was approximately $(54.9 million), $(45.1 million), and $(33.1 million), respectively. At December 31, 2011, we had working capital of $3.0 million, a cash and cash equivalents balance (including restricted cash) of $2.2 million and stockholders’ equity of $2.3 million. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the years ended December 31, 2011 and 2010 contains a going concern qualification in which the independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Management believes that our current sources of funds and current liquid assets will allow us to continue as a going concern through at least April 30, 2012.

Management anticipates that we will pursue raising additional debt or equity financing to fund our working capital, new product development, and expansion plans. We cannot assure you that such financing will be available on a timely basis, on acceptable terms or at all.

Corporate Information

Our principal executive office is located at 2990 Airway Avenue, Building A, Costa Mesa, California 92626 and our telephone number is (714) 619-3600. Our website is www.T3motion.com. Information provided on, or accessible through, our website, however, is not part of this report and is not incorporated herein.

Our Products and Services

Professional Products and Services

T3 Series and T3i Series ESV

The T3 Series and the T3i Series ESV (the version designed for international use and compliance with international standards) are three-wheel, front wheel drive, stand-up, electric personal mobility vehicles with a zero-gas emission electric motor that are capable of speeds of up to 20 mph. They have hydraulic disk brakes on both rear wheels that are matched with 17-inch low profile motorcycle tires for long treadwear and demanding performance. The vehicles are equipped with an LCD control panel display and utilize high intensity LED lighting for its vertically adjustable headlights and taillights. It also features emergency lights, as well as a siren on the law enforcement model. The T3 Series and T3i Series ESV enable the operator to respond rapidly to calls with low physical exertion. The nine-inch elevated riding platform allows 360 degrees visibility while the ergonomic riding position reduces fatigue. The zero degree turning radius makes it highly maneuverable. The T3 Series and T3i Series ESV come standard with a lockable storage compartment for equipment and supplies. An image of the T3 Series is included below:

Power Modules

The T3 Series and T3i Series ESV have replaceable power modules that allow continuous vehicle operation without downtime required for charging. The T3 Series and T3i Series ESV offer a variety of battery technology options in its power modules. The power modules and charger can be sold separately as replacement parts.

Accessories

Each T3 Series and T3i Series ESV have the following accessory options:

•	Reversible rear tires which enable customers to determine whether to set up their T3 or T3i Series ESV in a wide stance (36” wide) or a narrow stance (32” wide), depending on their needs.

•

Side-mount External Storage Pack that allows the operator to carry additional items on the vehicle. The front-mount external storage case enables the T3 Series and T3i Series ESV to distribute parcels, documents, and cargo in indoor and outdoor narrow space environments.

•	Sun shade that provides the operator protection from elements like the sun or rain.

•	Front and rear turn indicator system is available for up-fitting opportunities.

•	On-board video camera system and digital video recorder available for patrol tracking and incident response data.

Additional accessories include an external shotgun mount, a fitted vehicle cover, a parcel delivery trailer, and a multi-function trailer option.

We plan to continue to design and field test accessories as demand or needs arise.

T3 Non-Lethal Response Vehicle (NLRV)

In October 2011, we announced the launch of the T3 Non-Lethal Response Vehicle (“T3 NLRV”), which is designed specifically to provide law enforcement with humane and safe initiatives used during riots and protests. This new product line is designed with proven T3 technologies in mind, featuring the identical acute maneuverability, clean-technology and 24-hour patrol capabilities that T3 Motion products are known for.

Each T3 NLRV features two projectile launchers that are compatible with various types of non-lethal ammunition including pepper balls, water balls, dye markers or rubber projectiles, none of which would seriously injure rioters. Each vehicle can store up to 10,000 rounds, allowing for long deployments that could not be achieved by an officer on foot. High-intensity LED deterrent strobe lights, specifically designed to deter a disorderly crowd, are incorporated into the vehicle. These deterrent lights provide long-life LED operation with low energy consumption. The vehicle is equipped with a riot shield to physically protect the officer from crowds.

An image of the T3 NLRV is shown below:

T3Automatic License Plate Recognition System (T3 ALPR)

The portable license plate recognition system (“T3 ALPR”) includes an in-car data recording system, a 360-degree camera, and a wireless IP video monitoring system. The T3 ALPR is an effective law enforcement tool that provides real-time knowledge and post-action criminal intelligence, monitoring and analyzing of up to 8,000 license plates per hour. The T3 ALPR’s highly advanced portable system digitally renders the license plate number, cross-referencing “hot lists” for hundreds of infractions nationwide. Once a vehicle has been recognized as a flagged vehicle, the T3 ALPR connects wirelessly to the officer’s handheld internet-enabled device such as the Samsung Galaxy Tab, iPad, Motorola Droid, Blackberry, iPod Touch or iPhone, alerting the department in seconds.

An image of the T3 ALPR is included below:

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

CT Series Micro Car

We have an exclusive distribution agreement with manufacturing partner, CT&T, for the distribution of the CT Micro Car, dated November 24, 2008, providing us with the exclusive territories of North America for all law enforcement, government, military and security markets and the exclusive markets of all U.S. government law-enforcement and security markets. The initial term of the distribution agreement expired in November 2011, but automatically renews for additional one year terms unless we or CT&T give 90 days’ written notice prior to the end of any term. CT&T is in bankruptcy proceedings and it is uncertain whether we will be able to receive product or service support in the foreseeable future. Neither us nor CT&T has provided notice of termination.

Consumer Products and Services

T3 Series Power Sport

In December 2011, we announced the launch of the T3 Power Sport, the T3 Series’ consumer version. The T3 Power Sport is based on the T3 Series platform, with key configuration and design changes to meet consumer’s needs. The T3 Power Sport has a top speed of 12 mph and a range of up to 40 miles on the single charge, and incorporates customizable colors and graphics, as well as optional accessories. Through the sales of the T3 Power Sport, we expect to benefit from manufacturing efficiencies due to higher volume production of the T3 Series building block components and technology. An image of the T3 Power Sport is included below:

Future Products

R3 Series Vehicle

In April 2011, we announced the completion of our R3 Series consumer EV prototype, a two-passenger lifestyle-vehicle with top speeds of 70 mph and a range of 80 to 100 miles per charge. We are evaluating the timing of the trials and launch of the R3 Series. We have plans to manufacture a plug-in hybrid version of the R3, with a top speed of 100 mph and a range of 300 miles.

The R3 features a proprietary, patent-pending, single rear-wheel design with two high-performance tires sharing one rim. This two-tire, one-wheel design is anticipated to improve traction, stability, handling, and energy efficiency. Accordingly, the R3 is classified as a motorcycle, permitting a faster time to market as it does not require the lengthy testing imposed on cars and trucks necessary to meet the U.S. Department of Transportation (DOT) standards. An image of the R3 is included below:

We plan to introduce a series of product variants based on the initial T3 Series, the T3i Series ESV and CT Series vehicles and the modularity of the sub-systems we have created. While the initial products are targeted at law enforcement, security and enterprise markets, we intend to expand our base of product variants by utilizing the modularity of the sub-systems to configure vehicles for specific market uses such as delivery services, personnel transport and personal mobility. As with all new development and products, we cannot guarantee that the products will ever be commercially launched, if released to market, whether they will be successful.

Research and Development

For the years ended December 31, 2011 and 2010, we spent $2.1 million and $1.6 million, respectively, on research and development (“R&D”). R&D for activities aimed at the development of new products and enhancements to existing products to create more effective and useful tools and designs for the customers and markets we serve. In addition, we intend to continue to refine and optimize all aspects of the vehicle design to maintain the high standards of vehicle performance, cost effectiveness and customer demands.

Growth Strategies

Our mission is to become the leader in clean energy, personal, professional mobility electric stand-up vehicles, and to continue providing products that are economical, functional, safe, dependable and meet the needs of our customers and markets. We plan to pursue the following growth strategies in pursuit of our mission:

• Capitalize on broader private security opportunities. Our initial focus on the law enforcement market has increased the demand for the T3 Series and T3i Series ESV from other security markets, which may hold equal, if not greater, potential for our products. We will continue to focus our marketing efforts to pursue the sale of our products into private security markets, which could include corporate campuses, manufacturing facilities, government facilities, military bases, shopping malls, airports and events/promotions.

• Increase our product brand. We intend to continue to capitalize on our reputation within the law enforcement and private security markets and plan to continue to build our brand activities. We believe that maintaining a strong brand within our professional markets will continue to facilitate our expansion into other markets.

• Pursue international expansion. We believe the international markets represent a significant opportunity to expand our current sales. We plan to continue to expand our presence in our existing international markets, and to pursue adding new distributors to increase our sales in Asia, Europe and Africa.

• Expand the T3 Series product line to address broader markets. We believe the modularity of our sub-systems may be used to configure additional vehicles that address the personal transportation and personal mobility requirements in existing and new markets. We plan to evaluate the expansion of our product line to leverage our technologies for additional professional markets such as for delivery services, property management and private venues requiring security. In addition, we plan to launch vehicles into government and military space to address non lethal riot control security.

• Leverage our brand into the consumer market. We plan to leverage our brand recognition in the consumer market with the launch of the T3 Power Sport. We will continue to access the timing of the launch of the R3 Series to the consumer marketplace.

Marketing and Distribution

Professional Markets

We market and sell our products through our direct sales force located at our headquarters in Costa Mesa, California. We have agreements with numerous domestic and international distributors and manufacturer’s representatives, adding substantially to our direct sales force. We plan to continue to expand our international sales by engaging additional distributors in new and existing markets, particularly in Asia, Africa and Europe. Our standard distribution agreements provide for the right to distribute our vehicle and accessories within defined geographic locations and defined markets. Our distribution agreements allow the distributor to purchase our products at set prices, however, generally there is no requirement that the distributors meet a minimum order quantity. Our distribution agreements usually can be cancelled by either party upon 30 days prior written notice.

We value our customer input as we are a customer-driven company. We generally follow a fundamental approach using the following core customer interests:

•	We evaluate the available budget from the customer, building the value of the product rather than price.

•	Return on Investment (ROI). Our products have demonstrated significant operational savings over gas powered vehicles and allow the end user greater mobility and work efficiencies.

•	We strive to maintain a manufacturing process that generally holds lead times to approximately a two to six week timeframe.

•

We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.

•	Our vehicles have demonstrated that the iconic look and command presence has a crime deterrent ability.

•

Our vehicles allow the user greater mobility to maneuver through crowds and tight areas as compared to other vehicles such as motorcycles, effectively increasing the patrol area and granting the user job efficiencies.

Consumer Markets

We believe the consumer market to be the largest EV market segment. However, it is also highly competitive, with nearly all major automobile companies—as well as multiple start-ups—planning to produce plug-in EVs within the next three years. We see our consumer offerings, the R3 Series and the T3 Power Sport, as lifestyle vehicles, not intended for everyday usage but rather as recreational vehicles.

To address the consumer market, we intend to leverage our existing sales force and distribution network to market and sell our products. In addition, we intend to engage additional dealers that market and sell products to the consumer recreational vehicle market.

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

Our manufacturing activities largely consist of final assembly, testing and quality assurance. We manufacture our T3 Product Suite at our headquarters. Our raw materials are sourced from various suppliers, both domestic and international.

Our sales and marketing operations are located at our headquarters. We have agreements with various distributors and manufacturing representative companies, which generally provide the distributors and manufacturers’ representatives the exclusive rights to sell the T3 Product Suite in specified geographic regions. Each agreement typically contains a 30 day cancellation clause.

Sources and Availability of Raw Materials; Principal Suppliers

Our raw materials are sourced from various suppliers, both domestic and international . Currently, over 70% of our T3 Series suppliers are local suppliers who provide products and services to low volume early stage development companies. As the vehicle design has stabilized and sales volumes have increased, we have begun our transition to incorporate a global supply chain. We have made significant progress in establishing relationships with suppliers who service volume production stage companies. In addition, we plan to invest in production tooling that will yield consistent high quality and lower cost parts designed to our specifications. We plan to implement our multi-source supply chain strategy in working directly with established factories within the automotive and motorcycle industry. The supply chain could include materials sourcing and subassembly operations from sources in China, South Korea and Mexico. These components will be shipped to our operations facility in Costa Mesa, California for final assembly, test, inspection, and shipments to our customers. We plan to continue to expand this multiple source supplier base to allow us to utilize both current U.S. based suppliers and newly acquired global suppliers to reduce the risks of our existing single sourced components and reduce product costs.

We do not manufacture the CT Micro Car, or our T3 accessories, primarily the T3 ALPR, Motion Track, and various camera systems. Fully-built versions of these products are delivered to us as completed units from the developers and manufacturers.

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

Competition

Professional

We currently compete with other providers of personal mobility vehicles including, without limitation, Segway, Xtreme Green Products, California Motors-Ride Vehicles and Gorilla Vehicles, but also compete with other forms of transportation such as bicycles, golf cart manufacturers, horses and standard police cars.

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

We value our customer input as we are a customer-driven company. Entering into any negotiation we follow a fundamental approach using one of three core customer interests:

•	We evaluate the available budget from the customer, building the value of the product rather than price.

•	We maintain a manufacturing process that generally requires a two to six week lead time; although standard lead times may change if orders increase or our supply chain lead times increase.

•

We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.

Consumer

The EV consumer market is highly competitive, with nearly all major automobile companies—as well as multiple start-ups—planning to produce plug-in EVs within the next three years. However, T3 Motion sees its consumer offerings, the R3 Series and the T3 Power Sport, as recreational vehicles.

T3 Motion believes that its main competition in the consumer market should come from providers of other lifestyle vehicles similar to the R3 and the T3 Power Sport, essentially, unique cars and motorcycles not intended for everyday use but rather as recreational vehicles.

Intellectual Property

The following table describes the intellectual property owned by us:

Type	Name	Issued by	Description

Trademark		United State Patent and Trademark Office	Logo, brand name used on our products
Trademark		United State Patent and Trademark Office	Logo, brand name used on our products

Trademark	“ENABLING PERSONAL MOBILITY”	United State Patent and Trademark Office	Logo, brand name used on our products

Design Patent	“BATTERIES AND CHARGERS THEREFOR”	United State Patent and Trademark Office	Batteries and battery monitoring and charging system

We have a patent license agreement with Evolutionary Electric Vehicles granting to us a perpetual, fully paid, transferable exclusive license to make, use, improve and sell an over 10 Horsepower Brushless DC Motor for Traction (US Patent #4,882,524) with respect to products in the world. This patent covers a motor technology that we plan on fully developing and using in our products. Currently, we do not use the motors covered by this patent; however, this patented technology will be utilized in future motors that we intend to use on future products. It is still too early in the developmental phase to determine when the motor technology and products will be available for the market.

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

On December 7, 2009, we filed a United States Patent Application for Rechargeable Battery Systems and Methods (Provisional). The claim covers a battery charging management system that we will deploy in our electric CT-Series and GT3 vehicle in the future. While utilizing modular technology was already used in the T3 Series vehicle, this new battery and charger system will provide more efficiency and no downtime.

We cannot assure you that any patents will be issued, or even if issued, that they will provide adequate protection for our intellectual property.

Government Approvals and Regulation

On September 17, 2008, T3 Motion completed and passed its third party lab testing to obtain its CE certification for the T3i Series ESV product, battery, and charging system. CE is the governing regulatory body and standard for electrical products intended to be exported to the European Union, Africa, Australia, the Middle East and other foreign countries.

•	The T3i Series ESV product has passed EMC testing for EN6100-6-1 and EN61000-6-3.

•	Batteries and chargers were found to be technically compliant with the EN55022, EN61000-3-2, EN61000-3-3, and EN55024 requirements.

•

In 2009, the Electric Vehicle 3-Wheel and Charger has passed EMC testing for EN60950-1:2006 (Information Technology Equipment Safety Standards) as well as EN6100-6-1 and EN61000-6-3 (European Standards).

•	On July 28, 2009, we received our GSA license number, GS-07F-0403V.

Customers

Professional

Our marketing focus includes customers that have large areas to patrol such as law enforcement, airports, hospitals, universities, security companies, property management companies, shopping malls or large corporate campuses. No single customer and one customer accounted for more than 10% of our net revenues for the years ended December 31, 2011 and 2010, respectively.

Consumer

Our marketing focus includes the high-end recreational market and life style vehicles. The target customer includes the affluent customer and the customer who enjoys recreational vehicles.

Employees

As of December 31, 2011, we have a total of 55 employees, all of which are full-time employees. We have not experienced a work stoppage. We believe that our relations with our employees are good.

Recent Financings

May 2011 Public Offering

On May 19, 2011, we consummated a $11.1 million public offering (“Public Offering”) and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, we sold to the underwriters for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of our common stock at an exercise price of $4.38 per share.

The Public Offering resulted in the issuance of 3,171,429 units, at $3.50 per unit, of our securities. Each unit consists of one share of our common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of our common stock. In connection with the Public Offering, we effected a one-for-10 reverse stock split of our common stock, which allowed us to meet the minimum share price requirement of the NYSE Amex, LLC (the “AMEX”). We entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements also granted them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.

As discussed above, we effected a one-for-10 reverse stock split of our common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed us to meet the minimum share price requirement to list on AMEX. All information included in this annual report has been adjusted to reflect the effect of the reverse stock split.

In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”) and Ki Nam, our Chief Executive Officer, converted their debentures in the principal amount of $3.5 million and $2.1 million plus accrued interest, respectively, into 1,138,885 and 632,243 units, respectively, substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the Securities and Exchange Commission, (“SEC”) on June 30, 2011.

In connection with the Public Offering and AMEX listing, our preferred stockholders converted all outstanding series A convertible preferred stock into 2,872,574 shares of our common stock. Included in this conversion were 9,370,698 and 976,865, shares of series A convertible preferred stock held by Vision and Mr. Nam, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such shares for resale was declared effective by the SEC on June 30, 2011.

Loans from Vision Opportunity Master Fund, Ltd. and Related Transactions

The December 30, 2009 — 10% Convertible Debenture

On December 30, 2009, we issued to Vision Opportunity Master Fund, Ltd (“Master Fund”), a 10% secured convertible debenture (“12/30/2009 Debenture”), with an aggregate principal value of $3,500,000 and an initial maturity date of December 31, 2010. On December 31, 2010, we and Master Fund amended the 12/30/2009 Debenture to extend the maturity date to March 31, 2011.

On March 31, 2011, we further amended the 12/30/2009 Debenture to extend the maturity date to June 30, 2011 and restated the conversion provisions such that, in consideration for the cancellation of the principal amount of the 12/30/2009 Debenture and accrued interest thereon, at the closing of the Public Offering we would issue to Master Fund a number of units equal to the total amount of principal and interest accrued through the date of the closing divided by the conversion price. Each unit (“Unit”) was comprised of one share of our common stock, one warrant substantially identical to our outstanding Class H Warrants and one warrant substantially identical to our outstanding Class I Warrants.

The conditions of conversion included, among other things, (i) the execution of a registration rights agreement between the parties in which we would agree to register Master Funds’ Units and securities underlying the Units, (ii) the effectiveness our registration statement dated June 30, 2011, and (iii) that the Units would be trading on the NYSE Amex, LLC.

On May 2, 2011, we and Master Fund again amended and restated the 12/30/2009 Debenture to provide Master Fund with certain registration and anti-dilution rights. On May 9, 2011 the parties again restated the 12/30/2009 Debenture to provide that the deletion of the current conversion provisions of the 12/30/2009 Debenture would not take effect until the closing of the Public Offering. On May 19, 2011, Vision converted its note plus accrued interest into 1,138,885 shares of common stock and 1,138,885 Class H warrants and 1,138,885 Class I warrants.

December 30, 2009 — Stockholders’ Agreement

On December 30, 2009, we, Mr. Nam and the Vision entered into a stockholders’ agreement, whereby Mr. Nam agreed to vote, in the election of members of our board of directors, all of his voting shares in favor of (i) two nominees of Vision so long as their ownership of our common stock is 22% or more or (ii) one nominee of Vision so long as their ownership of our common stock is 12% or more.

December 31, 2010 — Exchange Agreement

On December 31, 2010, we entered into a securities exchange agreement with Master Fund pursuant to which Master Fund exchanged 350,000 Class G warrants into 210,000 shares of our common stock.

Loans from Ki Nam, our Chief Executive Officer and Chairman

The 2010 Note

On February 24, 2011, we issued a promissory note to Ki Nam, our Chairman and Chief Executive Officer, in the aggregate principal amount of up to $2.5 million (“2010 Note”). Interest on the 2010 Note accrues at 10% per annum and is due and payable upon maturity. The 2010 Note matures on March 31, 2012, with an automatic one year extension. We may prepay principal on the 2010 Note without penalty.

The 2010 Note was issued for advances previously made to us by Mr. Nam, as well as to provide a source of future funding. As of December 31, 2010, Mr. Nam had advanced $1,511,000 to us for operating requirements. In October 2010, we repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. We recorded interest expense of $68,095 and $23,756 for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $0 and $23,756 as of December 31, 2011 and 2010, respectively. Through May 19, 2011, we had borrowed an additional $1,000,000 under the 2010 Note. On May 19, 2011 we issued to Mr. Nam units convertible into 632,243 shares of common stock, 632,243 Class H warrants and 632,243 Class I warrants in consideration of the cancellation of the $2,212,851 of accrued principal and interest then due under the 2010 Note. On May 19, 2011, we also entered into a registration rights agreement with Mr. Nam to register the common stock underlying the Units as well as the common stock underlying the Class H and I warrants. The registration rights agreement included certain anti-dilution protections granted to certain of our other significant investors.

The 2011 Note

In April 2011, Mr. Nam advanced $300,000 to us in exchange for debt securities to be negotiated with us. On June 30, 2011, we issued a promissory note to Mr. Nam (“2011 Note”). The 2011 Note accrues interest at 12% per annum and matures on April 25, 2012; with an automatic one year extension. Interest payments are due monthly. In connection with the 2011 Note, we issued Mr. Nam five-year warrants to purchase up to 50,000 shares of common stock at $3.50. We recorded a debt discount of $113,572 upon the issuance in connection with the 2011 Note. The debt discount of $113,572 represents the relative fair value of the warrants which was calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. We recorded interest expense of $67,596 for the year ended December 31, 2011. The unamortized discount as of December 31, 2011 is $45,976.

Lock-Up Agreement

On May 16, 2011, Mr. Nam and Vision entered into lock-up agreements pursuant to which they have agreed not to sell any shares of our common stock and Class I warrants for 12 months, subject to certain exceptions.

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, we issued an unsecured promissory note ( “Cordero Note”) in the principal amount of $1,000,000 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust ( “Cordero Trust”), which at the time was a beneficial owner of in excess of 5% of our common stock, for amounts loaned to us in October 2010. The Cordero Note bears interest at 10% per annum and matures on October 1, 2013, with interest-only payments due monthly. We recorded interest expense of $100,000 and $24,277 for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $8,333 and $24,277 as of December 31, 2011 and 2010, respectively.

We may prepay the Note in full, but not in part. We will be in default under the Cordero Note upon: (1) failure to timely make payments due under the Cordero Note; and (2) failure to perform other agreements under the Cordero Note within 10 days of request from the Cordero Trust. Upon such event of default, the Cordero Trust may declare the Cordero Note immediately due and payable. The applicable interest rate upon default will be increased to 15% or the maximum rate allowed by law. At December 31, 2011, we were in compliance with all material terms of the Cordero Note.

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

Risks Related to Our Company and Our Industry

We have a history of losses and we expect to continue to have additional net losses in the near future and we may never achieve or sustain significant sales.

We have generated losses since our inception and at December 31, 2011 had an accumulated deficit of $(54.9 million). The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2010 and 2011 contains an explanatory note regarding our ability to continue as a going concern. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

•	We may be unable to increase sales sufficiently to recognize economies of scale;

•	We may be unable to successfully expand into other markets or achieve broad brand recognition for our products;

•	We may be unable to reduce our costs or experience unanticipated costs or expenses in connection with our current development, marketing and manufacturing plans;

•	We may encounter technological challenges in connection with the development, introduction or manufacturing of enhancements to our existing vehicles or in the addition of new products; and

•	We may be unable to obtain sufficient components or materials used in our products due to capital constraints, which could adversely affect our sales, our reputation and credibility.

There can be no assurance that we will ever generate sufficient revenue from operations or be able to achieve or sustain profitability.

We will require substantial additional funding to implement our business plan and if we are unable to obtain financing on acceptable terms, or at all, we may be forced to reduce or cease operations.

We will require substantial additional financing to fund our operations. We currently have sufficient funds to support our operations until the middle of the second quarter of 2012 and have no financing arrangements in place at this time. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions as well as the ability to obtain the consent from at least our 67% in interest of certain major investors that acquired our Class H and Class I warrants in connection with our public offering and such efforts may not be successful. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all, would negatively impact our business and operations, which could cause the price of our common stock to decline. It will also likely lead to the reduction or suspension of our operations and ultimately force us to go out of business.

Our business depends substantially on the continuing efforts of our executive officers, and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Ki Nam, our Chief Executive Officer and the Chairman of our board of directors, who has significantly contributed to the design and manufacturing of substantially all of our products. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

The motor vehicle industry in general has historically been subject to a large number of product liability claims in recent years due to the nature of personal injuries that can result from accidents or malfunctions. We face an inherent risk of exposure to claims in the event people fail to use our vehicles for their intended purposes or if owners fail to use or care for them properly. These accidents can also occur as a result of user error or inadequate training, through no fault of the manufacturer of the vehicle. A successful product liability claim against us could require us to pay a substantial monetary award. We maintain product liability insurance for all our vehicles on a claims made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. In addition, a product liability claim could generate substantial negative publicity about our vehicles and business, and inhibit or prevent commercialization of other future vehicles, which would have a material adverse effect on our brand, business, prospects, financial condition and operating results.

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

We rely on independent suppliers to source most of our products and to conduct most of the manufacturing process for our products. We have to rely on our suppliers to continue to provide the highest quality electric vehicles and operate with integrity. Because we do not control the operations of our suppliers, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

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

As widely reported, financial markets in the United States, Europe, the Middle East, Latin America and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have already impaired our ability to access credit markets and finance operations. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We have been, and may continue to be, impacted by these economic developments, both domestically and globally. We believe that the current tightening of credit in financial markets has adversely affected the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. Similarly, the downturn has resulted in budgetary constraints and delays in government funding, which we believe has also adversely affected the ability of certain law enforcement agencies and police departments to fund additional capital equipment purchases. These economic conditions may negatively impact us as some of our customers defer purchasing decisions, thereby lengthening our sales cycles. Our customers’ ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. Our revenues in fiscal year 2011 were relatively flat as compared to 2010. Net revenues in 2011 increased $0.8 million from 2010 due in part to many of the foregoing factors, which factors may continue to affect our revenues and operating results in future periods.

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

We have expanded our marketing, distribution, and sales efforts to include the Middle East, Canada, Mexico, South Africa, South America, Asia and Europe. As a result, we are exposed to a number of risks, including:

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

We will be able to expand our net sales and to achieve, sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. In recent periods, we have occasionally had to replace components of existing products. This may adversely affect our reputation with potential customers. Because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, our ultimate losses may exceed our warranty reserve. Future increases to the warranty reserve would have an adverse effect on our profitability in the periods in which we make such increases. Additional product replacement issues could materially affect our business as it could increase cost of sales as a result of increased warranty service costs, reduce customer confidence on our products, reduce sales revenue, or increase product liability claims.

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

Most components used in our products are purchased from outside sources. Certain components are purchased from single sourced suppliers. These single source suppliers provide components used on our products and include domestic suppliers such as American Made, Performance Composites, Imperial Electric and Santa Fe Mold. These suppliers provide the frame, fiberglass body, electric motor, and various small plastic parts, respectively. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results, financial condition prospects. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Such delays could have a material adverse effect on our business, operating results, financial condition prospects. For instance, our revenues for the six months June 30, 2011 and the six months ended December 31, 2010 were adversely affected by vendor supply issues, which we believe was due to reduced vendor staffing and their inability to respond to our orders coupled with our inadequate cash flow which resulted in certain vendors requiring terms to be cash in advance.

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

We rely on a combination of patent, copyright, trademark and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We license one patent and hold three trademarks registered with the United States Patent and Trademark Office and have one patent approved and four patent applications filed and pending approval. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

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

Our directors and executive officers controlled at least 61.2% of our outstanding shares of common stock that are entitled to vote on all corporate actions as of December 31, 2011. In particular, our controlling stockholder, Chairman and Chief Executive Officer, Ki Nam, together with his children, owns 29.5% of the outstanding shares of common stock and Vision owns 31.7% of the outstanding shares of common stock. Vision and Mr. Nam could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

•	announcements of technological innovations or new products by us or our competitors;

•	the timing and development of our products;

•	general and industry-specific economic conditions;

•	actual or anticipated fluctuations in our operating results;

•	liquidity;

•	actions by our stockholders;

•	changes in our cash flow from operations or earnings estimates;

•	changes in market valuations of similar companies;

•	our capital commitments; and

•	the loss of any of our key management personnel.

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

As of March 30, 2012, 12,881,027 shares of common stock and warrants for the purchase of 11,147,586 shares of common stock at an exercise price ranging from $3.00 to $15.40 per share are outstanding.

In addition, we intend to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register approximately 3,478,400 shares of our common stock underlying options granted or to be granted to our officers, directors, employees and consultants. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations. As of December 31, 2011, there were 1,017,351 options outstanding, of which 533,396 were vested.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our board of directors is entitled to issue shares of preferred stock with rights, preferences and privileges that are senior to our common stock. The power of the board of directors to issue additional securities is generally not subject to stockholder approval.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is listed on the NYSE Amex, LLC, (“AMEX”), but, we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock.

This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non- existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). There are no shares of our common stock held by non-affiliates that will become 144 eligible within three months after the date of this annual report.

Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

There is no guarantee that our securities will remain listed on AMEX.

Our common stock is listed on AMEX. Such listing, however, is not guaranteed. If we do not meet AMEX continued listing requirements, our common stock could be delisted. Therefore, it may be difficult to sell your shares of common stock if you desire to sell them. We cannot provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.

We will incur increased costs and compliance risks as a result of becoming a public company.

We are a public company and we will incur significant legal, accounting and other expenses. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002 and the Dodd– Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We cannot assure you that we will be able to effectively meet all of the requirements of Section 404 as currently known to us on a timely basis or at all. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

ITEM 2. PROPERTIES

Our main office and manufacturing facility is located in Costa Mesa, California. The table below provides a general description of our properties:

Location	Principal Activities	Area (Sq. Meters)	Lease Expiration Date
2990 Airway Ave. Bldg A, Costa Mesa, California 92626	Main office and manufacturing facility	33,520	August 31, 2012
2975 Airway Ave., Costa Mesa, California 92626	Research and development, warehouse, and service facility	14,000	December 31, 2011(1)

(1)	The Lease Agreement terminated January 1, 2012.

Effective January 1, 2012, we lease one facility in Costa Mesa, California under a non-cancelable operating lease agreement that will expire in August 2012. The lease requires a monthly lease payment of approximately $26,000 per month.

Lease expense for the facilities was approximately $388,000 and $384,000 for the years ended December 31, 2011 and 2010, respectively.

Approximate future minimum annual payments under these non-cancelable operating leases are as follows:

Year Ending December 31,	Total
2012	$209,000

ITEM 3.	LEGAL PROCEEDINGS

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

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, our CEO, and Jason Kim, our former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and us. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. We agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by us through December 31, 2010. We recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 was recorded as a note payable in the accompanying consolidated balance sheet. We recorded accrued interest of $0 and $4,126 at December 31, 2011 and 2010, respectively.

In May 2011, we repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 16, 2011, our common stock has been listed on the AMEX under the symbol, “TTTM.” Prior to that time, our common stock was listed on the OTC Bulletin Board under the symbol “TMMM” since December 6, 2009. Prior to December 6, 2009, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the AMEX or the high and low bid quotations per share as reported on the OTC Bulletin Board for the periods indicated. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions and may not represent actual transactions. All prices assume the one-for-10 reverse stock split which took place on May 16, 2011.

	High	Low
2011
Fourth Quarter	$1.15	$0.26
Third Quarter	$3.00	$0.76
Second Quarter	$9.80	$2.90
First Quarter	$4.00	$2.80
2010
Fourth Quarter	$7.00	$3.00
Third Quarter	$10.10	$2.70
Second Quarter	$10.00	$2.50
First Quarter	$20.00	$8.90
2009
Fourth Quarter (from December 6, 2009)	$20.00	$12.50

Holders

As of December 31, 2010, there were 61 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75074, and their telephone number is (469) 633-0101. As of December 31, 2010, there were approximately 1,722 beneficial holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

			Number of Securities
		Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Remaining Available
			for Future
	Number of Securities to be		Issuance Under Equity
	Issued Upon Exercise of		Compensation Plans
	Outstanding Options,		(Excluding Securities
	Warrants and Rights		Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,017,351	$4.98	2,491,049
Equity compensation plans not approved by stockholders	11,147,586	$3.45	—

Total	12,164,937		2,491,049

Equity Incentive Plans

2007 Stock Option/Stock Issuance Plan

The 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”) became effective on August 2007, the effective date the board of directors of T3 Motion approved the 2007 Plan. The maximum number of shares of common stock that may be issued over the term of the 2007 Plan is 745,000 shares.

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

The 2007 Plan will terminate on the earlier of (i) May 15, 2017, or (ii) the date on which all 745,000 shares available for issuance under the 2007 Plan is issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of T3 Motion. No further options may be granted under the 2007 Plan. As of December 31, 2011, there were outstanding options to purchase 328,400 shares of our common stock under the 2007 Plan.

The board of directors may generally amend or terminate the 2007 Plan as determined to be advisable. No such amendment or modification, however, may adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the 2007 Plan unless the optionee or the participant consents to such amendment or modification. Also, certain amendments may require shareholder approval pursuant to applicable laws and regulations. The 2007 Plan was terminated with respect to the issuance of the new options or awards upon the adoption of the 2010 Stock Option/Stock issuance Plan (the “2010 Plan”); no further options or awards may be granted under the 2007 Plan.

2010 Stock Option/Stock Issuance Plan

The 2010 Plan became effective in January 2010, and was approved by our stockholders in June 2010. The stockholders increased the maximum number of shares of common stock that may be issued over the term of the 2010 Plan to 3,150,000 shares in December 2011.

Awards under the 2010 Plan may be granted to any of the employees and non-employee directors of us or any of its parents or subsidiaries, as well as any consultants and other independent advisors who provide services to us or any of our parents or subsidiaries. Awards may consist of stock options (both incentive stock options and non-statutory stock options) and stock awards. An incentive stock option may be granted under the 2010 Plan only to a person who, at the time of the grant, is our employee or our parent or subsidiary.

The 2010 Plan is administered by our board of directors; however, the board may delegate such authority to a committee (“Committee”) appointed by the board. The plan administrator may authorize the issuance of shares of the common stock and to grant options to purchase shares of common stock. The plan administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, and the exercisability of the awards.

The 2010 Plan provides that in the event of a merger of us with or into another corporation or of a “change in control” of us, including the sale of all or substantially all of our assets, and certain other events, the board of directors may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award and accelerate the vesting of options.

The 2010 Plan will terminate on the earlier of (i) January 26, 2020, (ii) the date on which all 3,150,000 shares available for issuance under the Option Plan is issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of us.

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

As of December 31, 2011, there were outstanding options to purchase 688,951 shares of our common stock under the 2010 Plan.

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2010 Plan and the 2007 Plan.

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of our selected financial information for the years ended December 31, 2011 and 2010 have been derived from, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

	2011	2010	2009	2008	2007
Income Statement Data:
Net revenues	$5,295,521	$4,682,908	$4,644,022	$7,589,265	$1,822,269
Gross profit	588,234	170,411	(344,096)	(1,703,611)	(2,106,256)
Operating expenses	7,818,502	7,009,514	8,449,934	9,917,111	6,422,705
Loss from operations	(7,230,268)	(6,839,103)	(8,794,030)	(11,620,722)	(8,528,961)
Net loss	(5,503,018)	(8,327,887)	(6,698,893)	(12,297,797)	(8,577,232)
Net loss attributable to common shareholders per share — basic and diluted	$(0.99)	$(2.53)	$(1.51)	$(2.90)	$(2.44)

Statement of Cash Flow Data:
Net cash used in operating activities	$(6,976,740)	$(5,185,067)	$(5,356,937)	$(8,775,598)	$(6,655,226)
Net cash used in investing activities	$(18,056)	$(48,214)	$(38,450)	$(2,063,768)	$(780,867)
Net cash provided by financing activities	$9,055,874	$2,776,000	$6,294,076	$7,584,401	$12,362,554

	2011	2010	2009	2008	2007
Balance Sheet Data:
Total Assets	$5,021,900	$3,579,916	$6,059,321	$7,904,188	$7,628,226
Related party notes payable, net of debt discount	$1,254,024	$6,512,121	$1,836,837	$1,986,598	$1,514,103
Total Liabilities	$2,746,994	$19,259,648	$15,703,734	$7,188,313	$3,936,979
Total Stockholders’ Equity (Deficit)	$2,274,906	$(15,679,732)	$(9,644,413)	$715,875	$3,691,247

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at our facilities, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion, Inc. and our wholly-owned subsidiary, T3 Motion, Ltd. (U.K.) and (collectively, the “Company”, “we”, “us”, “our”) develop and manufacture personal mobility vehicles powered by electric motors. Our T3 Suite of products include, the T3 Series, the electric stand up vehicle for the professional market, the T3i Series ESV, the international version of the T3 Series, and the T3 Series Power Sport, the consumer version of the T3 Series, (collectively, the “T3 Product Suite”). We currently sell our products in the U.S. directly and through distributors, and also market our T3i Series ESV in 27 countries and on six continents through distributors.

We are currently developing the R3 Series, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. We entered into a Letter of Intent with Panoz Automotive to provide engineering services and limited production for the launch of the R3 Series. We are evaluating the timing of the trials and launch of the R3 Series.

Going Concern

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (March 16, 2006) and have used substantial amounts of working capital in our operations. Further, at December 31, 2011, we had an accumulated deficit of approximately $(54.9 million) and used cash in operations of approximately $(7.0 million) during the year ended December 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Management believes that our working capital at December 31, 2011 of approximately $3.0 million, together with the revenues from the sale of our products, the continued focus of our cost reduction strategy for material, production and service costs and the proceeds from the recent $11.1 million Public Offering, are sufficient to sustain our planned operations into the second quarter of 2012; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

We anticipate that we will pursue raising additional debt or equity financing to fund new product development and expansion plans. We cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

May 2011 Public Offering

On May 19, 2011, we consummated the Public Offering and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, we sold to the underwriters for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of our common stock at an exercise price of $4.38 per share.

The Public Offering resulted in the issuance of 3,171,429 units, at $3.50 per unit, of our securities. Each unit consisted of one share of our common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of our common stock. In connection with the Public Offering, we effected a one-for-10 reverse stock split of our common stock, which allowed us to meet the minimum share price requirement of the NYSE Amex, LLC (the “AMEX”). We entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors granted them approval rights to certain change of control transactions. Such agreements also granted them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.

As discussed above, we effected a one-for-10 reverse stock split of our common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed us to meet the minimum share price requirement to list on AMEX. All information included in this annual report has been adjusted to reflect the effect of the reverse stock split.

In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”) and Ki Nam, our Chief Executive Officer, converted their debentures in the principal amounts of $3.5 million and $2.1 million plus accrued interest, respectively, into 1,138,885 and 632,243 units, respectively, substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

In connection with the Public Offering and AMEX listing, our preferred stockholders converted all outstanding series A convertible preferred stock into 2,872,574 shares of our common stock. Included in this conversion were 9,370,698 and 976,865, shares of series A convertible preferred stock held by Vision and Mr. Nam, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

Revenues and Operations:

We refer to our sales pipeline in terms of backlog and revenues. Backlog consists of contracts with customers that represent agreements to purchase T3 units over specified periods of time. We define “backlog” as orders from customers that are evidenced by a signed purchase order or equivalent purchase document, with agreed upon prices and which may or may not have firm delivery schedules. Our backlog at December 31, 2011 was approximately $4.3 million representing approximately 500 T3 units, compared to $2.2 million or approximately 250 units for the same period of the prior year. The current backlog includes non-binding written agreements to purchase minimum quantities T3 products in exchange for any or all of the following: i) predetermined prices, ii) for exclusive rights to sales to certain customers, or iii) for exclusive rights to sales in certain geographic territories. The extent of the commitment is that these customers stand to lose any or all of the commitment benefits described in i)-iii) above if they fail to meet their minimum quantity orders.

Of our $4.3 million backlog, $0.5 million are for sales orders that can be shipped immediately and $3.8 million are blanket purchase orders expected to be shipped over the next year. While we expect to deliver all of our backlog, there is no guarantee that these purchase orders will result in sales. In the past, certain orders have been delayed or cancelled for reasons outside of our control. Further, some of our orders are to locations with civil unrest or which are subject to other potentially disruptive events and which may result in further order fulfillment delay or cancellations.

Our pricing is typically not affected by the cost of our key raw materials or subassemblies and we expect our materials costs to decline over time as battery technology improves and we achieve economies of scale. Our supply chain is not robust and is reliant on several vendors for certain key parts and raw materials. A delay or unforeseen problem with certain of these vendors may result in unforeseen price increases which may affect the prices to our customers.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2011, we had approximately $1.8 million of cash deposits in excess of the FDIC limit.

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, we are required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of December 31, 2011 and 2010 was $10,000.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We estimate credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. At December 31, 2011 and 2010, we had an allowance for doubtful accounts of $47,450 and $50,000, respectively. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

As of December 31, 2011 and 2010, one customer and two customers accounted for approximately 15% and 51%, respectively, of total accounts receivable. No single customer accounted for more than 10% and one customer accounted for 10% of net revenues for the years ended December 31, 2011 and 2010, respectively.

Accounts Payable

As of December 31, 2011 and 2010, one vendor accounted for 13% of total accounts payable and no single vendor accounted for more than 10% of total accounts payable, respectively. Three vendors and two vendors accounted for 42% and 24% of purchases for the years ended December 31, 2011 and 2010, respectively.

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

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2011, we performed an annual review of our identified intangible asset related to the deposit for tooling fixed assets to assess potential impairment. At December 31, 2011, management deemed the deposit to be fully impaired, as management has decided to allocate the resources required to launch the tooling into production elsewhere. As a result, the total deposit of $892,504 was expensed to R&D as of December 31, 2011. As of December 31, 2011 and 2010, we do not believe there has been any other impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, note payable, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. We cannot determine the fair value of our related party notes payable due to the related party nature and because instruments similar to the notes payable could not be found. Our derivative liabilities are recorded at fair value.

We determine the fair value of our financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently, we do not have any items classified as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently we do not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. We use the Black-Scholes-Merton option pricing model to determine the fair value of the financial instruments.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.

Derivative Liabilities

We apply the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

During 2010, we issued 104,000 Class G warrants related to convertible debt and 69,764 of Class A warrants and 25,000 of Class D warrants for 94,764 Class G warrants. We also recorded an additional derivative liability of $275,676 related to the Vision Debentures. We estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 during 2010. The debt discount was amortized over the remaining life of the related debt. The change in fair value of the derivative liability is recorded through earnings at each reporting date.

During 2010, we issued Class G warrants of 231,000, related to preferred stock. Management estimated the fair value of the warrants of $716,236 at the date of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount is recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative is recorded through earnings at each reporting date.

During 2010, we recorded a discount on the issuance of preferred stock and a corresponding derivative liability of $685,124, related to the anti-dilution provision of the preferred stock issued. The discount is recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities is recorded through earnings at each reporting date.

During the years ended December 31, 2011 and 2010, the amortization of the discounts related to the preferred stock anti-dilution provision and warrants issued was $4,263,069 and $3,730,149, respectively, which was recorded as a deemed dividend.

On March 22, 2010, one of our preferred stockholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock. As a result of the conversion, we reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.

In connection with the Public Offering and AMEX listing on May 19, 2011, our preferred stockholders converted all outstanding series A convertible preferred stock into 2,872,574 shares of our common stock. Included in the conversion of the series A convertible preferred stock are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the series A convertible preferred stock, we reclassified the balance of the derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend.

As of December 31, 2011 and 2010, the unamortized discount related to the conversion feature of the series A convertible preferred stock was $0 and $4,263,069, respectively.

On May 19, 2011, we entered into agreements with certain holders of Class G warrants to amend their Class G warrants such that the price-based anti-dilution provisions would be removed. In exchange, the exercise price of the warrants was fixed at $5.00 per share. As a result of the agreements, we reclassified the fair value of the derivative liabilities related to these warrants on the date of the agreements of $2,388,503 to additional paid-in capital.

On May 19, 2011, Vision converted their debentures into units of our securities. As a result of the conversion, we reclassified the remaining derivative balance related to the conversion feature of $702,605 to additional paid-in capital.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 12.2 million and 5.5 million shares of common stock were outstanding at December 31, 2011 and 2010, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

Research and Development

We expense research and development costs as incurred.

Advertising

Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were $66,006 and $12,709, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Commitments and Contingencies

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, our CEO, and Jason Kim, our former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and us. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. We agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by us through December 31, 2010. We recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 was recorded as a note payable in the accompanying consolidated balance sheet. We recorded accrued interest of $0 and $4,126 at December 31, 2011 and 2010, respectively.

In May 2011, we repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011.

In the ordinary course of business, we may face various claims brought by third parties in addition to the claim described above and may from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the consolidated operations or financial position.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance related to fair value measurements to achieve convergence in measurement and disclosure between GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for fiscal year 2012. We are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance is effective for fiscal year 2012. We are currently evaluating the impact that adoption will have on our consolidated financial statements.

Business Segments

We currently only have one reportable business segment due to the fact that we derive our net revenues primarily from one product. The net revenues from domestic and international sales are shown below:

	For the Years Ended December 31,

	2011	2010
Net revenues:
T3 Series domestic	$3,961,191	$3,842,030
T3 Series international	1,334,330	840,878

Total net revenues	$5,295,521	$4,682,908

Recent Events

On January 2, 2012, Kelly Anderson, our Chief Financial Officer, notified the board of directors that she terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment.

On January 20, 2012, we announced that we received a letter from AMEX dated January 17, 2012 indicating that we are not in compliance with the audit committee composition requirements set forth in Section 803(B)(2)(c) of the NYSE Amex LLC Company Guide. AMEX advised that we have until the earlier of our next annual meeting or December 31, 2012 to regain compliance with the requirement that the audit committee be comprised of at least two independent members.

Effective as of February 17, 2012, our board of directors appointed Bruce K. Nelson to serve as an independent director as defined in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, for a term of one year. Mr. Nelson will also serve as the Chairman of our audit committee. The board of directors determined that Mr. Nelson possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Section 803B of the NYSE Amex LLC Company Guide and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Pursuant to a one year agreement with us, Mr. Nelson will receive, subject to the approval of the our compensation committee, a cash fee of $20,000 for his service on the board of directors and an additional cash fee of $5,000 for his service on the audit committee. Upon execution of his agreement, Mr. Nelson was awarded a 5-year option to purchase up to 25,000 shares of our common stock at an exercise price of $0.59 per share with such option vesting in full on the first anniversary of the date of the grant (provided Mr. Nelson is still a member of the board of directors at such time).

On March 27, 2012, we entered into an employment agreement with Rod Keller to join our company as chief executive officer for a term of two years. The employment agreement with Mr. Keller provides for a base salary of $200,000 and an annual discretionary bonus upon the attainment of certain performance goals to be established annually by our board of directors or compensation committee. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Keller for good reason, as those terms are defined in the agreement, he is entitled to six months’ severance. Upon the commencement of his employment on April 2, 2012, Mr. Keller will be granted ten-year options under our 2010 Stock Incentive Plan to purchase 600,000 shares of our common stock at an exercise price equal to the closing price of our common stock on April 2, 2012, being the fair market value on such date. Twenty-five percent of the option will vest on the first year anniversary of the grant date and the remaining portion of the option will vest in 24 equal and consecutive monthly installments commencing on the date that is thirteen months immediately after the grant date and ending on the third year anniversary of the grant date. Effective April 2, 2012, Ki Nam will relinquish his role as chief executive officer and assume the role of chief technology officer.

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Net revenues	$5,295,521	$4,682,908
Cost of net revenues	4,707,287	4,512,497

Gross profit	588,234	170,411

Operating expenses:
Sales and marketing	1,721,783	1,826,736
Research and development	2,054,410	1,602,961
General and administrative	4,042,309	3,579,817

Total operating expenses	7,818,502	7,009,514

Loss from operations	(7,230,268)	(6,839,103)

Other income (expense):
Interest income	6,229	1,321
Other income, net	2,308,761	2,487,310
Interest expense	(586,190)	(3,976,615)

Total other income (expense), net	1,728,800	(1,487,984)

Loss before provision for income taxes	(5,501,468)	(8,327,087)
Provision for income taxes	1,550	800

Net loss	(5,503,018)	(8,327,887)
Deemed dividend to preferred stockholders	(4,263,069)	(3,730,149)

Net loss attributable to common stockholders	$(9,766,087)	$(12,058,036)

Other comprehensive income:
Foreign currency translation gain	—	344

Comprehensive loss	$(5,503,018)	$(8,327,543)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.99)	$(2.53)

Weighted average number of common shares outstanding:
Basic and diluted	9,904,854	4,768,979

Net Revenues. Net revenues are primarily from sales of the T3 Series, T3i Series, power modules, chargers, related accessories and service. Net revenues increased $612,613, or 13.1%, to $5,295,521 for the year ended December 31, 2011, compared to the same period of the prior year. The increase was primarily due the execution of our global deployment strategy resulting in expansion into international markets, increase in orders placed due to the slight economic recovery, achieving a higher average selling price per unit and an increase in service and parts revenue. These increases were offset in part by certain of our customers deferring purchasing decisions, thereby lengthening our sales cycles. In addition, the net proceeds of our Public Offering allowed us to place orders with our vendors in accordance with their current lead times and returned our lead times to our standard of approximately 2-4 weeks. Our backlog at December 31, 2011 was approximately $4.3 million, compared to $2.2 million for the same period of the prior year. Of our $4.3 million backlog, $0.5 million are for sales orders that can be shipped immediately and $3.8 million are blanket purchase orders to be called off over the next year, however, there is no guarantee that these purchase orders will result in sales.

Cost of net revenues. Cost of net revenues primarily consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues increased $194,790, or 4.3%, to $4,707,287 for the year ended December 31, 2011, compared to the prior year. This increase in cost of net revenues is primary attributable to the increase in net revenues offset by management’s continued cost reduction strategy and lower warranty cost experience due to increase in product reliability. Further contributing to the increase was, prior to the closing of our Public Offering, our inability to purchase products at the appropriate lead times to prevent overnight or air freight charges, thereby increasing our costs. Cost of revenues for the year ended December 31, 2010 includes a $65,000 inventory reserve.

Gross profit . Management’s efforts to continue to source lower product costs and increase production efficiencies, was offset in part by cash constraints prior to the closing of the Public Offering. The cash constraints resulted in increased shipping costs and vendor supply issues, resulting in gross profit of $588,234, compared to a gross profit of $170,411 for the prior year. Management has and will continue to evaluate the processes and materials to reduce the costs of revenue when applicable, over the next year. Gross profit margin was 11.1% and 3.6%, respectively, for the years ended December 31, 2011 and 2010.

Sales and marketing. Sales and marketing decreased by $(104,953), or (5.7%), to $1,721,783 for the year ended December 31, 2011, compared to the prior year. The decrease in sales and marketing expense is attributable to a reduction in salaries and commissions due to restructuring of commission plans, decreased travel expenses and increased international sales, which are primarily distributor sales. The decreases were offset by using proceeds from the Public Offering to promote sales with increased advertising and trade show participation.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense increased by $451,449, or 28.2%, to $2,054,410 for the year ended December 31, 2011, compared to the prior year. The increase was primarily attributable to the costs to build the R3 Series prototype, the execution of the letter of intent with Panoz for the start of the next phase of the R3 Series project and the impairment of the deposit on the tooling fixed asset of $892,504.

General and administrative. General and administrative expenses increased $462,492, or 12.9%, to $4,042,309, for the year ended December 31, 2011 compared to the prior year. The increase was primarily due to implementation of our investor relations strategy and charitable contributions along with stock compensation expenses, accounting compliance costs and write off of related party receivable.

Other income (expense),net. Other income (expense), net increased $3,216,784 to $1,728,800 for the year ended December 31, 2011 compared to the prior year. The increase was primarily due to a decrease in interest expense due to the conversion of certain notes payable into our common stock, the decrease in debt discount amortization from the prior year and decreased interest due to paying off $1.2 million of debt. Further contributing to the increase was the increase in the gain on change in fair value of the mark-to-market of our derivative liabilities.

Deemed dividend. Deemed dividend increased $532,920, or 14.3%, to $4,263,069 for the year ended December 31, 2011 compared to the prior year. The deemed dividend is the result of the amortization of the discount on the series A convertible preferred stock. The increase was attributable to the conversion of 11,502,263 shares of series A convertible preferred stock into 2,872,574 shares of common stock resulting in full amortization of the remaining preferred stock deemed dividend as a result of the Public Offering.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the year ended December 31, 2011, was $(9,766,087), or $(0.99) per basic and diluted share compared to $(12,058,036), or $(2.53) per basic and diluted share, for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings. On May 19, 2011, we completed the Public Offering raising net proceeds of approximately $9.0 million, after deduction of underwriting discounts and offering expenses.

For the year ended December 31, 2011, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately $(54.9 million), a net loss of approximately $(5.5 million) and we used cash in operations of approximately $(7.0 million) as of and for the year ended December 31, 2011, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our working capital at December 31, 2011 of approximately $3.0 million, together with the revenues from the sale of our products, the implementation of our cost reduction strategy for material, production and service costs and the recent $11.1 million Public Offering of our securities, is sufficient to sustain our planned operations into the second quarter of 2012; however, we cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

We anticipate that we will pursue raising additional debt or equity financing to fund new product development and expansion plans. We cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

During 2011, we have received proceeds from related-party loans of $1.3 million, completed a Public Offering raising $9.0 million (net of offering costs), converted related party notes payable outstanding balances of $5.6 million, plus accrued interest of $0.6 million, into equity and paid off the outstanding balance of the $1.0 million related to the note to Immersive. In light of these plans, we are confident in our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Until we achieve our cost reduction strategy and is able to generate sales to realize the benefits of the strategy and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements and will continue to pursue raising additional equity and/or debt financing.

Our principal sources of liquidity are cash and receivables. As of December 31, 2011, cash and cash equivalents (including restricted cash) were $2,194,939, or 43.7%, of total assets compared to $133,861, or 3.7% of total assets as of December 31, 2010. The increase in cash and cash equivalents was primarily attributable to the completion of our Public Offering offset by net cash used in operating activities.

Cash Flows

For the Years Ended December 31, 2011 and 2010

Net cash flows used in operating activities for the years ended December 31, 2011 and 2010 were $(6,976,740) and $(5,185,067), respectively. For the year ended December 31, 2011, cash flows used in operating activities related primarily to the net loss of $(5,503,018),and net non-cash reconciling items of $29,974. Further contributing to the decrease were increases in inventory of $(735,854), decrease in accounts payable and accrued expenses of $(849,264) and decreases in related party payables of $(51,973). Net cash flows used were offset in part by an increase in prepaid expenses and other current assets of $87,605, decreases in deposits of $4,254 and decreases in accounts and other receivables of $41,536.

For the year ended December 31, 2010, cash flows used in operating activities related primarily to the net loss of $(8,327,887), offset by net non-cash reconciling items of $2,245,845. Further contributing to the decrease were increases in prepaid expenses and other current assets, restricted cash and related party payables of $(89,470), $(10,000) and $(52,958), respectively. Net cash flows used were offset in part by decreases in accounts receivable, inventories, and deposits and increases in accounts payable and accrued expenses of $139,400, $104,670, $31,888, and $773,445, respectively.

Net cash used in investing activities was $(18,056) and $(48,214) for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, cash flows used in investing activities related primarily to purchases of property and equipment of $(20,146). For the year ended December 31, 2010, cash flows used in investing activities related primarily to purchases of property and equipment of $(62,469).

Net cash provided by financing activities was $9,055,874 and $2,776,000 for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, cash flows provided by financing activities related primarily to proceeds received from sale of common stock units, net of offering costs of $8,999,342, proceeds from the related party notes of $1,300,000, which was offset by the repayment of notes of $(1,243,468).

For the year ended December 31, 2010, cash flows provided by financing activities related primarily to proceeds received from related party notes of $2,511,000, proceeds from the sale of series A convertible preferred stock of $1,155,000, offset in part by repayment of notes payable, rescission of common stock and repayment of loans/advances from related parties of $250,000, $250,000 and $390,000, respectively.

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

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than
Contractual Obligation	Total	1 Year	1-3 Years
Related party notes payable	$1,300,000	$300,000	$1,000,000
Operating lease	209,000	209,000	—

Total Contractual Obligations	$1,509,000	$509,000	$1,000,000

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

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employee consultants for services rendered or to be rendered in the future. Warrants issued in conjunction with equity, are recorded to equity as exercised.

The following table summarizes the warrants issued and outstanding as of December 31, 2011:

Warrants Outstanding & Exercisable	Exercise Price	Expiration Date
12,000	$15.40	3/31/2013
27,478	$7.87	12/29/2014
195,373	$5.00	12/29/2014
400,000	$5.00	12/30/2014
160,000	$5.00	2/2/2015
71,000	$5.00	3/22/2015
94,764	$4.68	3/31/2015
104,000	$4.68	4/30/2015
5,000	$7.00	8/25/2015
4,942,557	$3.00	5/13/2013
4,942,557	$3.50	5/13/2016
142,857	$4.38	5/13/2016
50,000	$3.50	4/15/2016

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

Interest Rates. Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2011 and 2010, we have $2,184,939 and $123,861, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are included in a separate section of this report commencing on page F-1, and are hereby incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

3. We did not maintain sufficient process controls over changes to our bill of materials and inventory management. Specifically, production and bill of material changes were not documented and accounted for properly, research and development parts were incorrectly identified in the warehouse and the year end physical inventory was not properly conducted.

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

(b) Changes in internal control over financial reporting

Remediation of Material Weaknesses. To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

•	We have conducted cycle counts subsequent to year end to ensure that our process changes to our inventory management have been properly implemented.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2012.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2011. Also provided below are a brief description of the business experience during the past five years of each director, executive officer and significant employee during the past five years, an indication of directorships currently held, or held at any time since January 1, 2007, by each director in other companies subject to the reporting requirements under the Federal securities laws, and certain other information and attributes that our nominating committee determined qualify our directors to service in such capacity. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Positions Held:
Ki Nam	52	Chief Executive Officer and Chairman
Kelly J. Anderson(1)	44	Executive Vice President and Chief Financial Officer
Noel Chewrobrier	47	Vice President International Sales
Dave Fusco	61	Vice President Domestic Sales
David Snowden	69	Director
Steven Healy	52	Director
Mary S. Schott (2)	51	Director
Robert Thomson(3)	36	Director

(1)	As of January 2, 2012, Kelly Anderson terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment.
(2)	As of January 1, 2012, Mary S. Schott resigned as a director.
(3)	Mr. Thomson was appointed to our board of directors in February 2010 pursuant to the Securities Purchase Agreement entered into on December 30, 2009 between us and Vision Opportunity Master Fund, Ltd. (“VOMF”). Pursuant to this agreement, VOMF may designate one nominee to our board of directors.
(1)	Mr. Thomson was appointed to our board of directors in February 2010 pursuant to the Securities Purchase Agreement entered into on December 30, 2009 between us and Vision Opportunity Master Fund, Ltd. (“VOMF”). Pursuant to this agreement, VOMF may designate one nominee to our board of directors.
(2)	As of January 1, 2012 Mary S. Schott resigned as director.
(3)	As of January 2, 2012, Kelly Anderson terminated her employment relationship with the Company in light of an inability to come to an agreement with the Company regarding terms for her continued employment.

Biographical Information

Ki Nam has served as our Chief Executive Officer and the Chairman of the board of directors since he founded us in March 2006. Mr. Nam co-founded Graphion Technology USA LLC (“Graphion”) in 2005, and is currently Chairman of the board and a majority owner. Mr. Nam founded Paradigm Wireless Company, a supplier of quality wireless equipment to the telecom industry in 1999, Aircept, a leading developer, manufacturer, and service provider in the Global Positioning System (GPS) marketplace, in 2000 and Evolutionary Electric Vehicles (EEV), a provider of high performance motor-controller packages to the hybrid and electric vehicle market, in 2001. Mr. Nam sold Paradigm Wireless Company in 2001 and Aircept in 2005. In 1989, Mr. Nam co-founded Powerwave Technologies, Inc., where he held the position of Executive Vice President, Business Development, until November 1998. We believe Mr. Nam is qualified to serve as a director as a result of his insight, detailed understanding of electric vehicles and our technologies, and information related to our strategy, operations, and business. As founder of T3 Motion, his vision and know-how have been instrumental in the development of our products and business. His prior experience as the Chief Executive Officer of EEV and his experience at Powerwave Technologies, Inc. also have afforded him with strong leadership skills and a broad technology background.

Kelly J. Anderson has served as our Executive Vice President and Chief Financial Officer since March 2008. She was a member of our board of directors from January 2009 until January 2010. From May 2006 until joining us, Ms. Anderson was Vice President at Experian, a leading credit report agency. From 2004 until 2006, Ms. Anderson was Chief Accounting Officer for TripleNet Properties, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, and Chief Financial Officer of NNN 2003 Value Fund, LLC and A REIT, Inc., all of which were real estate investment funds managed by TripleNet Properties. As of January 2, 2012, Kelly J. Anderson terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment. Ki Nam will assume our financial role until her replacement is located.

Noel Chewrobrier has served as our Vice President of International Sales since May 2010, and prior to that, he served as a consultant to us beginning in November 2008. From 1995 until 2007, he held senior management positions at Tecan Group Ltd., a global provider of laboratory instruments and solutions in the life sciences sector, serving as President of Tecan from 2004 to 2007. Mr. Chewrobrier consulted for Graphion’s electroforming business from May 2007 until November 2008.

David Fusco has served as our Vice President of Domestic Sales since September 2010. From January 2006 until joining us, he served as a principal of Andal Holdings, Inc., a sales and management consulting firm he founded. From 1987 until 2006, Mr. Fusco held senior executive sales management positions with Texas Instruments, Acer America, Compaq Computer and Hewlett Packard.

Steven Healy has served as a member of our board of directors since January 2007. Since January 2008, Mr. Healy has been a Managing Partner of Margolis, Healy & Associates, a campus safety and security consulting firm. From January 2003 until June 2009, he was the Director of Public Safety at Princeton University. He has been actively involved with the International Association of Campus Law Enforcement Administrators (IACLEA) for many years, serving as President of the organization from July 2006 until June 2007 and as a member of the IACLEA’s Government Relations Committee for the past 10 years. In April 2007, Mr. Healy was appointed by the governor of New Jersey to serve on the state’s Campus Security Task Force. We believe Mr. Healy is suited to serve as a director of T3 Motion due to his deep experience in and understanding of private security markets, in particular campus security, as well as his understanding of law enforcement in general.

Mary S. Schott has served as a member of our board of directors since January 2009. Since December 2007, Ms. Schott, a certified public accountant, has been the Chief Financial Officer of San Manuel Band of Serrano Mission Indians. From 1986 until November 2007, she held various finance and accounting positions with First American Corporation and its divisions, serving her last three years as Chief Accounting Officer of First American Title Insurance Company. We believe Ms. Schott is suited to serve as a director of T3 Motion due to her extensive experience in finance and accounting compliance and systems, including public company reporting, internal controls and business processes (As of January 1, 2012, Mary S. Schott resigned as a director and Chairperson of the audit and compensation committees).

David Snowden has served as a member of our board of directors since February 2007. Mr. Snowden has been the Chief of Police of Beverly Hills, California since January 2004 and has over 40 years of professional experience in law enforcement. We believe Mr. Snowden is suited to serve as a director of T3 Motion due to his deep experience in and understanding of police departments and municipalities, as well as his contacts within the law enforcement industry.

Robert Thomson has served as a member of our board of directors since January 2010. Mr. Thomson has been a director at Vision Capital Advisors LLC, a New York based private equity manager, since 2007, where he oversees the firm’s growth equity investments in consumer retail, industrials, and homeland defense and security companies. Vision Capital Advisors LLC is the manager of the Master Fund and VCAF. At the Vision Capital Advisors LLC, Mr. Thomson manages investment opportunities for the funds and works closely with its portfolio companies in executing their growth plans. He currently sits on the board of directors for Juma Technology Corp., a converged network integrator and software developer based in New York and Microblend Technologies, Inc., a private company that is a developer of automatic paint manufacturing systems for retailers. From 2005 to 2007, Mr. Thomson was the Managing Director of The Arkin Group, LLC in charge of operations, financial management and growth strategies for this international business intelligence firm. Mr. Thomson is also a term member at the Council on Foreign Relations. We believe Mr. Thomson’s broad experience advising emerging growth companies and his experience advising companies in our target markets, as well as his deep understanding of capital markets, mergers and acquisitions, business restructuring, business development, and fundraising and investment strategies qualify him to serve on the board of directors.

Family Relationships

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that during the prior fiscal year, all of our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of our security complied with the filing requirements of Section 16(a) of the Exchange Act, except that Vision Capital Advisors, LLC failed to timely file a Form 3 and a Form 4.

Code of Conduct and Ethics

We adopted a Code of Conduct and Ethics in 2011 that applies to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, and members of the board of directors. Our Code of Conduct and Ethics is available on our website at www.t3motion.com. A copy of our code of conduct and ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 2990 Airway Avenue, Building A, Costa Mesa, California 92626.

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

Audit Committee. Our audit committee oversees our corporate accounting and financial reporting process and assists the board in monitoring our financial systems and our legal and regulatory compliance. Our audit committee is authorized to, among other things, to assist the board’s oversight of the following:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualification and independence of our independent auditors; and

•	the performance of our auditor qualifications and the work of our independent auditors.

As of December 31, 2011, our audit committee consisted of Mary S. Schott (Chairperson) and Dave Snowden. As of January 1, 2012, Ms. Schott resigned as Chairperson of the audit committee. The board of directors had determined that Ms. Schott is an “audit committee financial expert” as defined by the SEC’s rules, and she qualified as an independent director as defined by the SEC’s rules and by the NYSE Amex rules.

Compensation Committee. Our compensation committee oversees, and makes recommendations to the board regarding the annual salaries and other compensation of our executive officers, general employee compensation and other compensation policies and practices. The compensation committee is also responsible for administering our 2007 Plan and 2010 Plan. As of December 31, 2011, our compensation committee consisted of Mary S. Schott (Chairperson) and Steven Healy. As of January 1, 2012, Ms. Schott resigned as Chairperson of the compensation committee.

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

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2011and 2010 by (i) our Chief Executive Officer (principal executive officer) ((ii) our two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 in 2011, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal years. The persons listed in the summary compensation table below are referred to in this report as our “Named Executive Officers.”

Executive Compensation — Summary Compensation Table

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)
Ki Nam,	2011	$190,000	$—	$—	$394,906	$—	$584,906
Chief Executive Officer and Chairman(2)	2010	190,000	—	—	114,900	—	304,900
Kelly J. Anderson,	2011	190,000	—	—	394,906	—	584,906
Executive Vice President and Chief Financial Officer (3)	2010	187,962	—	—	229,800	—	417,762
David Fusco	2011	100,000	—	—	197,450	—	297,450
Vice President – Domestic Sales
Noel Cherowbrier (4)
Vice President – Global Sales	2011	120,000	—	—	98,725	16,810	235,535

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2011 and 2010 with respect to stock options granted, as determined pursuant to the accounting standards. See Note 11 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	Pursuant to Mr. Nam’s employment agreement, his annual salary is $190,000, commencing January 1, 2010. Mr. Nam has elected to defer payment of the $40,000 increase in his base salary in 2010 until the completion of our next round of financing. The deferral was paid in May 2011.
(3)	As of January 2, 2012, Kelly J. Anderson terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment. Ki Nam will assume the financial role until her replacement is located.
(4)	Represents commissions paid on product sales.

Employment Agreements

Ki Nam

We entered into a written employment agreement with Mr. Ki Nam on August 13, 2010 in which it agreed to employ Mr. Nam during the term of such agreement as our chief executive officer. The initial term of Mr. Nam’s employment expires on December 30, 2011, but the agreement automatically renews, annually, upon the terms and conditions set forth in this agreement unless terminated by either party by giving written notice 60 days prior to the expiration of the then term.

For the period of one year commencing on January 1, 2010, we shall pay Mr. Nam a base salary of $190,000 per annum. During his employment and any renewal or extension period thereafter, Mr. Nam shall be entitled to receive, on March 15 of each calendar year, an annual bonus based upon an approved budget by our board of directors and/or our compensation committee.

If the board determines that we do not have sufficient cash available to make the above described cash obligations, the board may, in its discretion, make such payments in stock, but at no time shall the cash payment due under the cash obligation fall below one third of the payment obligation. Mr. Nam shall be eligible to participate in any compensation plan or program (401(k) plan and stock option plan) maintained by us in which other executives or employees of participate, on similar terms. We shall provide to Mr. Nam and his family, during the employment with coverage under all employees medical, dental and vision benefit programs, plans or practices adopted by us and made available to all of our employees. Mr. Nam shall be entitled to four weeks paid vacation in each calendar year (but no more than ten consecutive business days at any given time).

We may terminate Mr. Nam’s employment at any time for any reason. If Mr. Nam’s employment is terminated other than for Cause (as defined in such agreement), Mr. Nam shall receive a severance payment equal to twelve months’ base salary and twelve months’ benefits, and any earned and/or accrued bonus, as in effect immediately prior to such termination, payable in accordance with our ordinary payroll practices, but not less frequently than semi-monthly following such termination of employment. In the event that Mr. Nam’s employment is terminated (i) by us for Cause; (ii) by Mr. Nam on a voluntary basis; (iii) as a result of Mr. Nam’s permanent disability; or (iv) by Mr. Nam’s death, he or his estate shall only be entitled to receive base salary and bonuses already earned and accrued through the last day of his employment. In the event of termination by Mr. Nam’s death or permanent disability, all such benefits identified under the employment agreement shall be maintained and in effect for twelve (12) additional months by us. Any and all such unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest.

If Mr. Nam’s employment is terminated by us (other than upon the expiration of the employment terms, for Cause, or by reason of disability, or upon Mr. Nam’s death) at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control of us (as defined in such agreement), or if Mr. Nam’s employment with us is terminated by him for Good Reason (as defined in such agreement) within six (6) months after a Change in Control, or if Mr. Nam’s employment with us is terminated by Mr. Nam for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then we shall pay to Mr. Nam: (i) any accrued, unpaid base salary payable as in effect on the date of termination, (ii) any unreimbursed business expenses and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (A) twice Mr. Nam’s annual rate of base salary, as in effect as of the date of termination, plus (B) two times Mr. Nam’s target bonus for the fiscal year in which the date of termination occurs.

In the event Mr. Nam is entitled to the severance benefits, each stock option exercisable for shares which was granted under our stock incentive plan that is held by Mr. Nam, if then outstanding, shall become immediately vested and exercisable with respect to all of the shares of out common stock subject thereto on the date of termination and shall be exercisable in accordance with the provisions of our stock incentive plan and option agreement pursuant to which such option was granted. In addition, in the event Mr. Nam is entitled to severance benefits, a restricted stock award and restricted shares of our common stock granted under our stock incentive plan that is held by Mr. Nam that is subject to a forfeiture, reacquisition or repurchase option held by us shall become fully vested, nonforfeitable and no longer subject to reacquisition or repurchase by us or other restrictions on the date of termination.

Mr. Nam shall not, without the prior written consent of us, use or make accessible to any other person, any confidential information pertaining to our business or affairs, except (i) while employed by us, in the business of and for our benefit, or (ii) when required to do so by applicable law.

Mr. Nam has also agreed for the two years following his termination of employment, he and his affiliates will not directly or indirectly, through any other person, (i) employ, solicit or induce any individual who is, or was at any time during the one (1) year period prior to the termination date, our employee or consultant, (ii) cause such individual to terminate or refrain from renewing or extending his or her employment by or consulting relationship with us, or (iii) cause such individual to become employed by or enter into a consulting relationship with a competitor, us and our affiliates or any other individual, person or entity.

Mr. Nam and his affiliates also shall not solicit, persuade or induce any customer to terminate, reduce or refrain from renewing or extending its contractual or other relationship with us in regard to the purchase of products or services, performed, manufactured, marketed or sold by us or any other person. Mr. Nam and his affiliates shall not solicit, persuade or induce any supplier to terminate, reduce or refrain from renewing or extending his or its contractual or other relationship with us. During the term of his employment, Mr. Nam shall not engage or assist others to engage in a competing business.

Kelly Anderson

We entered into a written employment agreement with Kelly Anderson on April 17, 2010. The term of this agreement continues until December 30, 2011 but it automatically renews for an additional one year period unless either us or Ms. Anderson give the other party written notice of at least 60 days prior to the expiration of the then term. Pursuant to this agreement, Ms. Anderson’s base salary for the first year of the agreement is $190,000 per year, and she is eligible to receive an annual bonus based upon an approved budget and other requirements as established from time to time by our board of directors and/or our compensation committee. If the board determines that we do not have sufficient cash available to make the foregoing cash obligations, the board may, in its discretion, make such payments in stock, but at no time shall the cash payment due under the cash obligation fall below one third of the foregoing payment obligation to Ms. Anderson.

While we may terminate Ms. Anderson’s employment at any time for any reason, if we terminate her employment for other than for Cause (as defined in the employment agreement), she shall receive (a) a severance payment equal to six (6) months’ of her then Base Salary; (b) continuation of her insurance benefits for six (6) months following her termination; and (c) any earned and/or accrued bonus, as in effect immediately prior to such termination, payable in accordance with our ordinary payroll practices, but not less frequently than semi-monthly following such termination of employment.

In the event (i) we terminate Ms. Anderson’s employment for Cause (as defined in the employment agreement), (ii) she voluntarily resigns from us; or (iii) her termination is as a result of her Permanent Disability (as defined in the agreement); or (iv) her termination is due to her death, then Ms. Anderson or her estate shall only be entitled to receive any base salary or bonus earned and accrued through the date of her termination of employment. Notwithstanding the foregoing, in the event her termination is due to her death or Permanent Disability, her salary and benefits will also continue for six months after her termination, and any of her unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest upon her termination.

If (a) Ms. Anderson’s employment with us is terminated by us (other than upon the expiration of her employment term under the agreements, for Cause, or by reason of a Permanent Disability, or upon Executive’s death)at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control (as defined in the employment agreement), or (b) if she resigns for Good Reason (as defined in the employment agreement) within six (6) months after a Change in Control, or (c) her employment with us is terminated by Ms. Anderson for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then we shall be required to pay to Ms. Anderson the following benefits: (i) any accrued, unpaid base salary payable as in effect on her termination date; (ii) any unreimbursed business expenses; and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (i) her annual base salary then in effect, plus her Target Bonus (as defined in the agreement) for the fiscal year during which her termination occurs.

In the event Ms. Anderson is entitled to the severance benefits under her employment agreement, all of her outstanding stock options granted under our stock incentive plan shall immediately vest and become exercisable and any restricted stock award and restricted shares of our common stock granted to Ms. Anderson under our stock incentive plan that is subject to a forfeiture, reacquisition or repurchase option held by us shall become fully vested, nonforfeitable and no longer subject to reacquisition or repurchase by us or other restrictions as of her termination date.

Following her termination of employment, Ms. Anderson shall continue to be subject to certain confidentiality obligations and is also subject to certain nonsolicitation obligations contained in the agreement for two years following her termination concerning certain of our current and prior employees and consultants.

Other than such arrangements described above, we have no other formal employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2011:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Ki Nam	—	100,000	$5.00	2/24/2021	—	$—	—	$—
	10,625	19,375	5.00	7/21/2020	—	—	—	—
	100,000	—	7.70	12/10/2017
Kelly J. Anderson (2)	—	100,000	5.00	2/24/2021	—	—	—	—
	21,250	38,750	5.00	7/21/2020	—	—	—	—
	15,417	4,583	5.00	11/13/2018	—	—	—	—
	18,750	1,250	6.00	3/17/2018	—	—	—	—

(1)	Each option vests as follows: 25% of the option shares vest on the first anniversary of the grant date and the balance vest on 36 equal monthly installments thereafter. The option expiration date indicated with respect to each option is the tenth anniversary of the grant date with respect to such option.
(2)	As of January 2, 2012, Kelly J. Anderson terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment. Ki Nam will assume the financial role until her replacement is located.

Director Compensation

We pay each of our non-employee directors a $20,000 cash retainer for the director’s participation on the board and our committees. The board pays no additional fees for attending meetings or telephone conferences. The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for 2011.

	Fees Earned or
Name	Paid in Cash ($)		Option Awards($)(1)	Total ($)
Ki Nam(2)	$—		$—	$—
Steven Healy	20,000		11,163	31,163
David Snowden	25,000	(5)	11,163	36,163
Mary S. Schott (4)	25,000	(5)	11,163	36,163
Robert Thomson	10,000	(3)	11,163	21,163

(1)	Amounts represent the aggregate grant date fair value of the stock or option award calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures, or, with respect to re-priced options. See Note 11 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	Mr. Nam does not receive compensation for serving as our director. His compensation for serving as an officer is reflected in the table titled “Summary Compensation Table.”
(3)	Mr. Thomson waived the first half of his annual cash retainer board fee for 2011 of $10,000.
(4)	As of January 1, 2012 Mary S. Schott resigned as director.
(5)	Each member of the audit committee received $5,000.

ITEM 12.  SECURITYOWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors (including our Named Executive Officers) and all of our officers and directors as a group as of March 30, 2012.

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

Unless otherwise indicated, the address of each beneficial owner listed below is 2990 Airway Avenue, Building A., Costa Mesa, California 92626.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Shares of Common Stock Beneficially Owned(1)(2)
Executive Officers and/or Directors:
Ki Nam	5,387,117	37.0	%(3)
Kelly Anderson	85,000	*	(4)
David Snowden	35,000	*	(4)
Steven Healy	35,000	*	(4)
Mary S. Schott	35,000	*	(4)
Robert Thomson	6,385,192	42.0	%(5)
5% Stockholders:
Vision Opportunity Master Fund, Ltd.	6,385,192	42.0	%(6)
Vision Capital Advantage Fund	6,385,192	42.0	%(6)
Total Force International Limited	800,000	6.0	%(7)
All Executive Officers and Directors as a Group (6 persons)	11,962,309	70.1%

*	Holders beneficially own less than 1%.
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	As of March 30, 2012, there were 12,881,027 shares of common stock issued and outstanding.
(3)	Consists of (i) 632,243 shares of common stock held directly by Mr. Nam, (ii) 138,958 shares of common stock underlying options that are currently exercisable, (iii) 90,000 shares of common stock held by Mr. Nam’s son, (iv) 2,988,579 shares of common stock held by The Nam Family Trust Dated 02/17/07, Ki Nam and Yeong Hee Nam as Trustees and (v) 1,537,337 shares of common stock underlying warrants held by Mr. Nam. Does not include 90,000 shares of common stock held by Mr. Nam’s daughter, as to which he disclaims beneficial ownership.
(4)	Represents shares underlying options that are exercisable.
(5)	Mr. Thomson is a director of Vision Capital Advisors, LLC (the “Investment Advisor”) and the director designee of the Investment Advisor, Vision Opportunity Master Fund, Ltd. (the “Master Fund”) and Vision Capital Advantage Fund L.P. (“VCAF”) (collectively with the Investment Advisor and the Master Fund, the “Funds”). Based on a Schedule 13D filed by the Funds, Adam Benowitz and VCAF GP, LLC on July 1, 2011. Mr. Thomson disclaims beneficial ownership of all of our securities reported herein.

(6)

The Master Fund and VCAF collectively own 4,077,422 shares of common stock, have the ability to acquire 2,277,770 shares of common stock underlying warrants held and include 30,000 shares of common stock underlying options that are currently exercisable. VCAF GP, LLC serves as the general partner of VCAF. The Investment Manager serves as the investment manager of each Fund. Mr. Benowitz is the managing member of the Investment Manager and a managing member of the VCAF GP, LLC. The Investment Manager and Mr. Benowitz (and VCAF GP, LLC with respect to the shares of common stock owned by VCAF) may each be deemed to beneficially own the shares of common stock beneficially owned by the Master Fund and VCAF. Each disclaims beneficial ownership of such shares. The Funds, Mr. Benowitz and VCAF GP, LLC share power to vote or dispose of the shares. The business address of the Funds is c/o Vision Capital Advisors, LLC, 20 West 55th St, Fifth Floor, New York, NY 10019. Based on a Schedule 13D filed by the Funds, Adam Benowitz and VCAF GP, LLC on July 1, 2011.

(7)	Includes 400,000 shares of common stock underlying warrants. Sam Lee has the power to vote and dispose of the shares of common stock held by Total Force International Limited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Four of our directors, Steven Healy, David Snowden, Robert Thomson, and Mary S. Schott are independent directors as that term is defined under NYSE Amex’s Company Guide Section 803. All of the members of our audit committee, compensation committee and nominating committee are independent.

Transactions with Related Parties

The following (in addition to the transaction and agreements described in “Item 11. Executive Compensation)” reflects the related party transactions since January 1, 2010 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years.

Accounts Receivable

As of December 31, 2010, we had receivables of $35,722, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. During 2010, we sold fixed assets to Graphion for a purchase price of $6,820, and there was no gain or loss recorded on the sale of the fixed assets. Graphion is wholly owned by Mr. Nam, our Chief Executive Officer. The amounts due were non-interest bearing and were due upon demand. During 2011, we determined the receivables due from Graphion were uncollectible and therefore, we wrote of the receivables at December 31, 2011.

Fixed Assets

On December 20, 2010, we purchased a vehicle from Mr. Nam for cash to be used for sales and service. The purchase price was $7,000 and was determined to be the estimated fair value of the vehicle at the time of the purchase.

Related Party Payables

From time to time, we purchase batteries and research and development parts and services from Graphion. During the years ended December 31, 2011 and 2010, we purchased $0 and $151,973, respectively, parts and services or research and development services and had an outstanding accounts payable balance of $0 and $51,973, owed to Graphion, at December 31, 2011 and December 31, 2010, respectively.

Accrued Salary

As of December 31, 2011 and 2010, we owed Mr. Nam $0 and $40,000, respectively, of salary pursuant to his employment agreement which is included in accrued expenses.

Notes Payable

Immersive Note

As of January 1, 2010, we had $2,000,000 principal amount outstanding under a secured promissory note held by Immersive Media Corp. (“Immersive”), which at the time was a beneficial owner of in excess of 5% of our common stock. The note, as amended, bore interest at the rate of 19% per annum, compounded annually, and was due and payable on May 20, 2011.

During 2010, as consideration for Immersive’s agreement to extend the due date of the note, we exchanged Immersive’s Class A warrants to purchase up to 69,764 shares of our common stock at an exercise price of $10.80 per share and our Class D warrants to purchase up to 25,000 shares of our common stock at an adjusted exercise price of $7.00 per share, for Class G warrants to purchase up to 69,764 shares and 25,000 shares of our common stock, respectively, each with an exercise price of $7.00 per share. We also issued to Immersive Class G warrants to purchase up to 104,000 shares of our common stock at an exercise price of $7.00 per share. On May 19, 2011, we paid the note in its entirety, including accrued interest.

Loans from Vision Opportunity Master Fund

The December 30, 2009 10% Convertible Debenture

On December 30, 2009, we issued to Vision Opportunity Master Fund (“Master Fund”) a 10% secured convertible debenture (the “12/30/2009 Debenture”), with an aggregate principal value of $3,500,000 and an initial maturity date of December 31, 2010. On December 31, 2010, we and Master Fund amended the 12/30/2009 Debenture to extend the maturity date to March 31, 2011. On March 31, 2011, we further amended the 12/30/2009 Debenture to extend the maturity date to June 30, 2011 and restated the conversion provisions such that, in consideration for the cancellation of the principal amount of the 12/30/2009 Debenture and accrued interest thereon, at the closing of the Public Offering, we would issue to Master Fund a number of units equal to the total amount of principal and interest accrued through the date of the closing divided by the conversion price. Each unit (a “Unit”) was comprised of one share of our common stock, one warrant substantially identical to our outstanding Class H Warrants and one warrant substantially identical to our outstanding Class I Warrants. The conditions of conversion included, among other things, (i) the execution of a registration rights agreement between the parties in which we would agree to register Master Funds’ Units and securities underlying the Units, (ii) the effectiveness our resale registration statement dated June 30, 2011 and (iii) that the Units would be trading on the NYSE Amex, LLC.

On May 2, 2011, we and Master Fund again amended and restated the 12/30/2009 Debenture to provide Master Fund with certain registration and anti-dilution rights. On May 9, 2011 we and Master Fund further restated the 12/30/2009 Debenture to provide that the removal of its then current conversion provisions would not take effect until the closing of our June 30, 2011 resale offering. On May 19, 2011, Master Fund converted the principal amount of the 12/30/2009 Debenture plus accrued interest into 1,138,885 shares of common stock, 1,138,885 Class H warrants and 1,138,885 Class I warrants.

December 30, 2009 — Stockholders’ Agreement

On December 30, 2009, we, Mr. Nam and the Vision entered into a stockholders’ agreement, whereby Mr. Nam agreed to vote, in the election of members of our board of directors, all of his voting shares in favor of (i) two nominees of Vision so long as their ownership of our common stock is 22% or more or (ii) one nominee of Vision so long as their ownership of our common stock is 12% or more.

December 31, 2010 — Exchange Agreement

On December 31, 2010, we entered into a securities exchange agreement with Master Fund pursuant to which Master Fund exchanged 350,000 Class G warrants into 210,000 shares of our common stock.

Loans from Ki Nam, our Chief Executive Officer and Chairman

The 2010 Note

On February 24, 2011, we issued a promissory note to Ki Nam, our Chairman and Chief Executive Officer, in the aggregate principal amount of up to $2,500,000 (the “2010 Note”). Interest on the 2010 Note accrues at 10% per annum and is due and payable upon maturity. The 2010 Note matures on March 31, 2012, but we may extend maturity of the 2010 Note through March 31, 2013. We may prepay principal on the 2010 Note without penalty.

The purpose of the 2010 Note was to document advances previously made to us by Mr. Nam, as well as to provide a source of future funding. As of December 31, 2010, Mr. Nam had advanced $1,511,000 to us to be used for operating requirements. In October 2010, we repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. We recorded interest expense of $68,095 and $23,756 for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $0 and $23,756 as of December 31, 2011 and 2010, respectively. Through May 19, 2011, we had borrowed an additional $1,000,000 under the 2010 Note. On May 19, 2011 we issued to Mr. Nam Units convertible into 632,243 shares of common stock, 632,243 Class H warrants and 632,243 Class I warrants in consideration of the cancellation of the $2,212,851 of accrued principal and interest then due under the 2010 Note. On May 19, 2011, we also entered into a registration rights agreement with Mr. Nam to register the common stock underlying the Units as well as the common stock underlying the Class H and I warrants. The registration rights agreement included certain anti-dilution protections granted to certain of our other significant investors.

The 2011 Note

In April 2011, Mr. Nam advanced $300,000 to us in exchange for debt securities to be negotiated with us. On June 30, 2011, we issued a promissory note to Mr. Nam (the “2011 Note”). The 2011 Note accrues interest at 12% per annum and matures on April 25, 2012, with an automatic one-year extension. Interest payments are due monthly. In connection with the loan, we issued Mr. Nam five-year warrants to purchase up to 50,000 shares of common stock at $3.50 per share. We recorded a debt discount of $113,572 upon the issuance in connection with the 2011 Note. The debt discount of $113,572 represents the relative fair value of the warrants which was calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. We recorded interest expense of $67,596 for the year ended December 31, 2011. The unamortized discount as of December 31, 2011 is $45,976.

Lock-Up Agreement

On May 16, 2011, Mr. Nam and Vision entered into lock-up agreements pursuant to which they have agreed not to sell any shares of our common stock and Class I warrants for 12 months, subject to certain exceptions.

Loans from Alfonso Cordero and Mercy Cordero

On January 14, 2011, we issued an unsecured promissory note (the “Cordero Note”) in the principal amount of $1,000,000 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Cordero Trust”), which at the time was a beneficial owner of in excess of 5% of our common stock, for amounts loaned to us in October 2010. The Cordero Note bears interest at 10% per annum and matures on October 1, 2013, with interest-only payments due monthly. As of September 30, 2011, we were current on interest payments under the terms of the Cordero Note. We recorded interest expense of $100,000 and $24,277 for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $0 and $24,277 as of December 31, 2011 and 2010, respectively.

We may prepay the Note in full, but not in part. We will be in default under the Cordero Note upon: (1) failure to timely make payments due under the Cordero Note; and (2) failure to perform other agreements under the Cordero Note within 10 days of request from the lender. Upon such event of default, the lender may declare the Cordero Note immediately due and payable. The applicable interest rate upon default will be increased to 15% or the maximum rate allowed by law. At December 31, 2011, we were in compliance with all material terms of the Cordero Note.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KMJ Corbin & Company LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010. The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated.

	Years Ended December 31,
	2011	2010
Audit Fees	$113,474	$161,200
Audit Related Fees	165,817	19,320
Tax Fees	—	—
All Other Fees	—	—

Total	$279,291	$180,520

(1)	Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.
(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of our financial statements that are not reported as “Audit Fees.” Such fees included fees for review of our responses to SEC comment letters and the filing of our S-1 registration statements in 2011 and 2010.
(3)	Tax Fees — This category consists of tax compliance, tax advice and tax planning work.
(4)	All Other Fees — This category consists of fees for other miscellaneous items.

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

Financial Statements

A list of our financial statements filed as part of this annual report on Form 10-K can be found in the Index to Financial Statements on page F-1 and is incorporated herein by reference.

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 15, 2006 (1)

3.2	Bylaws adopted April 1, 2006 (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation dated November 12, 2009 (3)

4.1	Form of Class H Warrant (4)

4.2	Form of Class I Warrant (4)

4.3	Form of Share Purchase Warrant (4)

4.4	Form of Warrant Agency Agreement between T3 Motion, Inc. and Securities Transfer Corporation (4)

4.5	Form of Series G Common Stock Purchase Warrant issued by the Company dated as of December 30, 2009 (5)

4.6	Form of Amendment to Series G Common Stock Purchase Warrant (6)

4.7	Form of Class E Warrant issued to Ki Nam (7)

4.8	Form of Class J Warrant issued to Ki Nam *

10.1	Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.2	Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.3	Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.4	Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.5	Form of Distribution Agreement (1)

10.6	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007 (1)

10.7	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007 (1)

10.8	Form of Director Indemnification Agreement *

10.9	GeoImmersive Image Data & Software Licensing Agreement between the Company and Immersive Media Company, dated March 30, 2008 (8)

10.10	Amendment to GeoImmersive Image Data and Software License Agreement by and between the Company and Immersive Media Company dated as of March 16, 2009 (7)

10.11†	Director Offer Letter to Bruce Nelson from Company, dated February 10, 2012 (17)

10.12	Distribution Agreement, dated November 24, 2008 by and between the Company and CT&T (7)

10.13	Stockholders Agreement dated as of December 30, 2009, among the Company, Ki Nam, Vision and VCAF (5)

10.14†	2007 Stock Option/Stock Issuance Plan (1)

10.15†	2010 Stock Option/Stock Issuance Plan (9)

10.16†	Employment Agreement dated as of August 13, 2010 between the Company and Ki Nam (10)

10.17	Settlement Agreement dated as of July 29, 2010 and executed on August 3, 2010 by and among the Company, Ki Nam, Jason Kim and Preproduction Plastics, Inc. (11)

10.18	Unsecured Promissory Note dated September 30, 2010 in the original principal amount of $1.0 million issued by the Company to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (12)

10.19†	Form of Stock Option Agreement for use with the 2010 Stock Option/Stock Issuance Plan (13)

10.20†	Form of Stock Option Agreement for use with the 2007 Stock Option/Stock Issuance Plan (13)

10.21	Form of Lock-up Agreement entered into in connection with May 2011 public offering (14)

10.22	Form of Negative Covenant Agreement to be entered into by the Registrant and holders of at least $500,000 of units (15)

10.23	Form of Promissory Note in the principal amount of $300,000 dated June 28, 2011 issued to Ki Nam *

14.1	Code of Conduct and Ethics (16)

21.1	List of Subsidiaries (1)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive Data Files *

*	Filed herewith

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.
(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
(4)	Filed with the Company’s Form S-1/A filed on May 3, 2011.
(5)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Filed with the Company’s Form S-1/A filed on April 14, 2011.
(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.
(8)	Filed with the Company’s Form S-1/A filed on July 14, 2008.
(9)	Filed with the Company’s Current Report on Form 8-K filed on July 7, 2010.
(10)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.
(11)	Filed with the Company’s Current Report on Form 8-K filed on August 9, 2010.
(12)	Filed with the Company’s Current Report on Form 8-K filed on January 21, 2011.
(13)	Filed with Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(14)	Filed with the Company’s Registration Statement on Form S-1/A filed on April 8, 2011.
(15)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2011.
(16)	Filed with the Company’s Registration Statement on Form S-1/A filed on April 6, 2011.
(17)	Filed with the Company’s Current Report on Form 8-K filed on February 17, 2012.

T3 MOTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

T3 Motion, Inc.

We have audited the accompanying consolidated balance sheets of T3 Motion, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T3 Motion, Inc. and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, the Company has incurred significant operating losses and has had negative cash flows from operations since inception, and at December 31, 2011, has an accumulated deficit of $54,886,297. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 30, 2012

T3 MOTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,184,939	$123,861
Restricted cash	10,000	10,000
Accounts receivable, net of reserves of $47,450 and $50,000 at December 31, 2011 and 2010, respectively	553,725	595,261
Related party receivables	—	35,722
Inventories	1,800,400	1,064,546
Prepaid expenses and other current assets	163,862	251,467

Total current assets	4,712,926	2,080,857
Property and equipment, net	271,373	564,700
Deposits	37,601	934,359

Total assets	$5,021,900	$3,579,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$666,416	$1,335,761
Accrued expenses	781,104	1,483,220
Related party payables	—	51,973
Note payable	—	243,468
Derivative liabilities	45,450	9,633,105
Related party notes payable, net of debt discounts	254,024	4,391,121

Total current liabilities	1,746,994	17,138,648
Long-term liabilities:
Related party notes payable	1,000,000	2,121,000

Total liabilities	2,746,994	19,259,648

Commitments and contingencies
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none and 11,502,563 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	11,503
Common stock, $0.001 par value; 150,000,000 shares authorized; 12,881,027 and 5,065,896 shares issued and outstanding at December 31, 2011 and 2010, respectively	12,881	5,066
Additional paid-in capital	57,143,953	29,419,540
Accumulated deficit	(54,886,297)	(45,120,210)
Accumulated other comprehensive income	4,369	4,369

Total stockholders’ equity (deficit)	2,274,906	(15,679,732)

Total liabilities and stockholders’ equity (deficit)	$5,021,900	$3,579,916

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2011	2010
Net revenues	$5,295,521	$4,682,908
Cost of net revenues	4,707,287	4,512,497

Gross profit	588,234	170,411

Operating expenses:
Sales and marketing	1,721,783	1,826,736
Research and development	2,054,410	1,602,961
General and administrative	4,042,309	3,579,817

Total operating expenses	7,818,502	7,009,514

Loss from operations	(7,230,268)	(6,839,103)

Other income (expense):
Interest income	6,229	1,321
Other income, net	2,308,761	2,487,310
Interest expense	(586,190)	(3,976,615)

Total other income (expense), net	1,728,800	(1,487,984)

Loss before provision for income taxes	(5,501,468)	(8,327,087)
Provision for income taxes	1,550	800

Net loss	(5,503,018)	(8,327,887)
Deemed dividend to preferred stockholders	(4,263,069)	(3,730,149)

Net loss attributable to common stockholders	$(9,766,087)	$(12,058,036)

Other comprehensive income:
Foreign currency translation gain	—	344

Comprehensive loss	$(5,503,018)	$(8,327,543)

Net loss attributable to common stockholders per share:
Basic and diluted	$(0.99)	$(2.53)

Weighted average number of common shares outstanding:
Basic and diluted	9,904,854	4,768,979

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
Balance, January 1, 2010	12,347,563	$12,348	4,466,396	$4,466	$23,396,922	$(33,062,174)	$4,025	$(9,644,413)
Rescission of common stock for cash	—	—	(12,500)	(12)	(249,988)	—	—	(250,000)
Conversion of preferred to common stock	(2,000,000)	(2,000)	400,000	400	1,600	—	—	—
Issuance of preferred stock for cash	1,155,000	1,155	—	—	1,153,845	—	—	1,155,000
Issuance of common stock for exchange of warrants	—	—	210,000	210	839,790	—	—	840,000
Preferred stock deemed dividend	—	—	—	—	3,730,149	(3,730,149)	—	—
Preferred stock discount related to conversion feature and warrants	—	—	—	—	(1,401,360)	—	—	(1,401,360)
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	—	—	—	—	1,121,965	—	—	1,121,965
Issuance of common stock for outside services	—	—	2,000	2	9,998	—	—	10,000
Share-based compensation expense	—	—	—	—	816,619	—	—	816,619
Foreign currency translation gain	—	—	—	—	—	—	344	344
Net loss	—	—	—	—	—	(8,327,887)	—	(8,327,887)

Balance, December 31, 2010	11,502,563	11,503	5,065,896	5,066	29,419,540	(45,120,210)	4,369	(15,679,732)
Conversion of preferred stock to common stock	(11,502,563)	(11,503)	2,872,574	2,873	8,630	—	—	—
Conversion of notes payable and accrued interest to common stock units	—	—	1,771,128	1,771	6,197,178	—	—	6,198,949
Issuance of common stock units, net of offering costs of $2,100,659	—	—	3,171,429	3,171	8,996,171	—	—	8,999,342
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	—	—	—	—	4,182,992	—	—	4,182,992
Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable	—	—	—	—	702,605	—	—	702,605
Preferred stock deemed dividend	—	—	—	—	4,263,069	(4,263,069)	—	—
Reclassification of derivative liability to equity due to price adjustments on warrants	—	—	—	—	2,388,503	—	—	2,388,503
Share-based compensation expense	—	—	—	—	871,693	—	—	871,693
Relative fair value of warrants issued with related party notes payable	—	—	—	—	113,572	—	—	113,572
Net loss	—	—	—	—	—	(5,503,018)	—	(5,503,018)

Balance, December 31, 2011	—	$—	12,881,027	$12,881	$57,143,953	$(54,886,297)	$4,369	$2,274,906

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,503,018)	$(8,327,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	13,000
Depreciation and amortization	308,264	359,292
Warranty expense	55,752	130,916
Share-based compensation expense	871,693	816,619
Gain on exchange of warrants for common stock	—	(368,478)
Loss (gain) on sale of property and equipment	3,119	(7,500)
Change in fair value of derivative liabilities	(2,313,555)	(2,101,067)
Impairment of deposits on fixed assets	892,504	—
Write-off of related party receivables	35,722	—
Investor relations expense	—	10,000
Amortization of debt discounts	176,475	3,393,063
Changes in operating assets and liabilities:
Accounts receivable	41,536	139,400
Inventories	(735,854)	104,670
Prepaid expenses and other current assets	87,605	(89,470)
Deposits	4,254	31,888
Restricted cash	—	(10,000)
Accounts payable and accrued expenses	(849,264)	773,445
Related party payables	(51,973)	(52,958)

Net cash used in operating activities	(6,976,740)	(5,185,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	7,396	39,496
Repayment of loans/advances to related parties	(7,396)	(32,741)
Purchases of property and equipment	(20,146)	(62,469)
Proceeds from sale of property and equipment	2,090	7,500

Net cash used in investing activities	(18,056)	(48,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	1,300,000	2,511,000
Proceeds from the sale of common stock units, net of offering costs	8,999,342	—
Rescission of common stock	—	(250,000)
Proceeds from the sale of preferred stock, net of issuance costs	—	1,155,000
Repayment of note payable	(243,468)	(250,000)
Repayment of related party notes payable	(1,000,000)	(390,000)

Net cash provided by financing activities	9,055,874	2,776,000

Effect of exchange rates on cash	—	344

Net increase (decrease) in cash and cash equivalents	2,061,078	(2,456,937)
Cash and cash equivalents, beginning of year	123,861	2,580,798

Cash and cash equivalents, end of year	$2,184,939	$123,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$349,971	$41,877

Income taxes	$1,550	$800

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2011	2010
Supplemental disclosure of non-cash activities:
Conversion of notes payable and accrued interest to common stock units	$6,198,949	$—

Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable to common stock units	$702,605	$—

Reclassification of derivative liability to equity due to price adjustments on warrants	$2,388,503	$—

Conversion option of preferred stock and warrants issued with preferred stock recorded as derivative liabilities	$—	$1,401,360

Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$4,182,992	$1,121,965

Issuance of common stock for exchange of warrants	$—	$840,000

Debt discount and warrant liability recorded upon issuance of warrants	$—	$838,779

Amortization of preferred stock discount related to conversion feature and warrants	$4,263,069	$3,730,149

Debt discount based on relative fair value of warrant issued in connection with related party note payable	$113,572	$—

Conversion of preferred stock to common stock	$11,503	$4,000

Deposits for equipment recorded as note payable due to settlement agreement	$—	$470,599

Receivable for sale of equipment to a related party	$—	$6,820

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion, Inc. and our wholly-owned subsidiary, T3 Motion, Ltd. (U.K.) (collectively, the “Company”, “we”, “us”, “our”) develop and manufacture personal mobility vehicles powered by electric motors. Our T3 Suite of products includes the T3 Series, the electric stand up vehicle for the professional market, the T3i Series ESV, the international version of the T3 Series, and the T3 Series Power Sport, the consumer version of the T3 Series, (collectively, the “T3 Product Suite”). We currently sell our products in the U.S. directly and through distributors, and also market our T3i Series ESV in 27 countries and on six continents through distributors.

We are currently developing the R3 Series, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. We entered into a Letter of Intent with Panoz Automotive to provide engineering services and limited production for the launch of the R3 Series. We are evaluating the timing of the trials and launch of the R3 Series.

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (March 16, 2006) and have used substantial amounts of working capital in our operations. Further, at December 31, 2011, we had an accumulated deficit of $(54,886,297), we had a net loss of $(5,503,018) and we used cash in operations of $(6,976,740) during the year ended December 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our working capital at December 31, 2011 of approximately $3.0 million, together with the revenues from the sale of our products, the continued focus of our cost reduction strategy for material, production and service costs and the net proceeds from the recent $11.1 million underwritten public offering of our securities (the “Public Offering”), are sufficient to sustain our planned operations into the second quarter of 2012; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

We anticipate that we will pursue raising additional debt or equity financing to fund our new product development and expansion plans. We cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, we may be required to reduce, defer or discontinue one or more of our product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

Public Offering of the Company’s Securities

On May 19, 2011, we consummated the Public Offering and received net proceeds of $8,999,342, after deducting commissions and offering costs. In connection with the Public Offering, we sold to the underwriters for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of our common stock at an exercise price of $4.38 per share.

The Public Offering resulted in the issuance of 3,171,429 units, at $3.50 per unit, of our securities. Each unit consisted of one share of our common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of our common stock. In connection with the Public Offering, we effected a one-for-10 reverse stock split of our common stock, which allowed us to meet the minimum share price requirement of the NYSE Amex, LLC (the “AMEX”). We entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.

As discussed above, we effected a one-for-10 reverse stock split of our common stock after the effectiveness of the registration statement and prior to the closing of the Public Offering, which allowed us to meet the minimum share price requirement to list on AMEX. All information included in this annual report has been adjusted to reflect the effect of the reverse stock split.

In connection with the Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”) and Ki Nam, our Chief Executive Officer, converted their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 units, respectively, substantially identical to the units sold in the Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

In connection with the Public Offering and AMEX listing, our preferred stockholders converted all outstanding series A convertible preferred stock (“Series A Preferred”) into 2,872,574 shares of our common stock. Included in this conversion were 9,370,698 and 976,865 shares of Series A Preferred held by Vision and Mr. Nam, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of T3 Motion, Inc. and our wholly owned subsidiary, T3 Motion Ltd. (UK) (the “subsidiary”). All significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: collectibility of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of share-based transactions, valuation of derivative liabilities and realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Foreign Currency Translation

We measure the financial statements of our foreign subsidiary using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included as a separate component in stockholders’ equity (deficit). Gains and losses from foreign currency translations are included in other comprehensive income. Translation gains of $0 and $344 were recognized during the years ended December 31, 2011 and 2010, respectively.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2011, we had approximately $1.8 million of cash deposits in excess of the FDIC limit.

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, we are required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of December 31, 2011 and 2010 was $10,000.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We estimate credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. At December 31, 2011 and 2010, we had an allowance for doubtful accounts of $47,450 and $50,000, respectively. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

As of December 31, 2011 and 2010, one customer and two customers accounted for approximately 15% and 51%, respectively, of total accounts receivable. No single customer accounted for more than 10% and one customer accounted for 10% of net revenues for the years ended December 31, 2011 and 2010, respectively.

Accounts Payable

As of December 31, 2011 and 2010, one vendor accounted for 13% of total accounts payable and no single vendor accounted for more than 10% of total accounts payable, respectively. Three vendors and two vendors accounted for 42% and 24% of purchases for the years ended December 31, 2011 and 2010, respectively.

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

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance (see discussion on impairment of long-lived assets below).

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2011, we performed an annual review of our asset related to the deposit for tooling fixed assets to assess potential impairment. At December 31, 2011, management deemed the deposit to be fully impaired, as management has decided to allocate the resources required to launch the tooling into production elsewhere. As a result, the total deposit of $892,504 was expensed to research and development during the year ended December 31, 2011. As of December 31, 2011 and 2010, we do not believe there has been any other impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, related party receivables, accounts payable, accrued expenses, related party payables, note payable, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. We cannot determine the fair value of our related party notes payable due to the related party nature of such instruments and because instruments similar to the notes payable could not be found. Our derivative liabilities are recorded at fair value (see Note 9).

We determine the fair value of our financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities. Currently, we do not have any items classified as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently, we do not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. We use the Black-Scholes-Merton option pricing model to determine the fair value of the financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Our derivative liabilities consist of embedded conversion features on debt and price protection features on warrants which are carried at fair value, and are classified as Level 3 liabilities. We use the Black-Scholes-Merton option pricing model to determine the fair value of these instruments (see Note 9).

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

For all sales, we use a binding purchase order as evidence of an arrangement. We ship with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, we record revenue when proof of delivery is confirmed by the shipping company. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. We offer a standard product warranty to our customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 12), and has no other post-shipment obligations. We assess collectibility based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

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

Share-Based Compensation

We maintain a stock option plan (see Note 11) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award.

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the accounting at the measurement date for the fair value of the equity instruments issued, determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in our consolidated balance sheets.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2011 and 2010, there were no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2011 and 2010, respectively, and have not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2011 and 2010.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years for 2007 through 2011 are subject to examination by the taxing authorities. With few exceptions, we are no longer subject to U.S., state, local, and foreign examination by taxing authorities for years before 2007.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt and preferred stock to purchase approximately 12.2 million and 5.5 million shares of common stock were outstanding at December 31, 2011 and 2010, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Years Ended December 31,
	2011	2010
Net loss	$(5,503,018)	$(8,327,887)
Deemed dividend to preferred stockholders	(4,263,069)	(3,730,149)

Net loss attributable to common stockholders	$(9,766,087)	$(12,058,036)

Weighted average number of common shares outstanding:
Basic and diluted	9,904,854	4,768,979
Net loss per share:
Basic and diluted	$(0.99)	$(2.53)

Research and Development

We expense research and development costs as incurred.

Advertising

Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were $66,006 and $12,709, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

Business Segments

We currently only have one reportable business segment due to the fact that we derive our net revenues primarily from one product. The net revenues from domestic and international sales are shown below:

	Years Ended December 31,
	2011	2010
Net revenues:
T3 Series domestic	$3,961,191	$3,842,030
T3 Series international	1,334,330	840,878

Total net revenues	$5,295,521	$4,682,908

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance related to fair value measurements to achieve convergence in measurement and disclosure between GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for fiscal year 2012. We are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance is effective for fiscal year 2012. We are currently evaluating the impact that adoption will have on our consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following at December 31:

	2011	2010
Raw materials	$1,286,454	$788,496
Work-in-process	193,193	212,723
Finished goods	320,753	63,327

	$1,800,400	$1,064,546

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31:

	2011	2010
Prepaid inventory	$56,301	$148,410
Prepaid expenses and other current assets	107,561	103,057

	$163,862	$251,467

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2011	2010
Office and computer equipment	$333,783	$316,718
Demonstration vehicles	390,220	390,220
Manufacturing equipment	864,522	952,361
Leasehold improvements	108,336	108,336

	1,696,861	1,767,635
Less accumulated depreciation and amortization	(1,425,488)	(1,202,935)

	$271,373	$564,700

Depreciation and amortization expense consisted of the following for the years ended December 31:

	2011	2010
Cost of revenues	$156,974	$197,799
Sales and marketing	83,135	79,795
General and administrative	68,155	81,698

	$308,264	$359,292

NOTE 6 — INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010

Current:
Federal	$—	$—
State	1,550	800
Foreign	—	—

	$1,550	$800

Deferred:
Federal	(2,389,245)	(2,290,997)
State	(726,409)	(605,504)
Foreign	—	(3,006)

	(3,115,654)	(2,899,507)

Less change in valuation allowance	3,115,654	2,899,507

	$1,550	$800

Income taxes differ from the amounts computed by applying the federal income tax rate of 34.0%. A reconciliation of this difference for the years ended December 31 is as follows:

	2011	2010

Income tax benefit calculated at federal rate	(1,871,026)	(2,816,761)
State tax, net of federal benefit	1,550	800
Exclusion of certain meals and entertainment	6,022	3,842
Foreign losses — not benefitted	—	3,406
Incentive stock options	279,465	277,651
Gain on debt conversion	—	(125,283)
Research credits	(116,802)	(55,184)
Other, net	1,225	13,915
Valuation allowance	1,701,116	2,698,414

Income tax expense	$1,550	$800

The components of the net deferred tax assets as of December 31 are as follows:

	2011	2010

Accruals, reserves and other	$323,551	$920,716
Basis difference in fixed assets	35,665	(51,454)
Stock options	21,109	21,109
Tax credits	666,843	420,608
Net operating loss carryforward	17,587,870	14,208,405

	18,635,038	15,519,384
Valuation allowance — federal	(18,635,038)	(15,519,384)

Net deferred tax asset	$—	$—

An allowance has been provided for by us which reduced the tax benefits accrued by us for our net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will be realized. As of December 31, 2011, we have available net operating loss carryforwards of approximately $40.7 million for federal purposes and $40.9 million for state purposes and $0.4 million for foreign purposes, which will start to expire beginning in 2026 for federal purposes and 2018 for California purposes and carried forward indefinitely for foreign purposes. The use of our net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership. We also have federal and state research and experimentation tax credits of approximately $0.3 million and $0.3 million, respectively, that begin to expire in 2027 for federal purposes and have an indefinite carryforward for state purposes.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that it would be able to realize deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance increased by $3.1 million and $2.9 million in 2011 and 2010, respectively.

NOTE 7 — NOTE PAYABLE

Note payable consisted of the following at December 31:

	2011	2010
Note payable to Preproduction Plastics, Inc., interest payable monthly at 6% per annum, monthly payments of $50,000 plus interest, paid in full in May 2011	$—	$243,468

In accordance with a settlement agreement (see Note 12), we agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, to Preproduction Plastics, Inc., which was payable in monthly payments of $50,000 each, plus interest accruing at 6% per annum from the date of the settlement. In May 2011, we repaid the outstanding note balance and related accrued interest. During the years ended December 31, 2011 and 2010, we recorded $4,014 and $8,587 of interest expense, respectively, related to this note.

NOTE 8 — RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts, consisted of the following at December 31:

	2011	2010
Note payable to Immersive Media Corp. (“Immersive”), 19% interest rate, net of discount of $0 and $108,879, respectively, paid in full in May 2011	$—	$891,121
Note payable to Vision Opportunity Master Fund, Ltd. (“Vision”), 10% interest rate.	—	3,500,000
Note payable to Ki Nam, 12% interest rate per annum, due April 25, 2012, net of discount of $45,976 and $0, respectively.	254,024	1,121,000
Note payable to Alfonso and Mercy Cordero, 10% interest rate per annum, due October 1, 2013.	1,000,000	1,000,000

	$1,254,024	$6,512,121
Less: current portion	(254,024)	(4,391,121)

	$1,000,000	$2,121,000

The aggregate annual maturities for related party notes payable in each of the years after December 31, 2011, are as follows:

Year Ending December 31,	Related Party Notes Payable
2012	$300,000
2013	1,000,000

$1,300,000

Immersive Note

On December 31, 2007, we issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of our stockholders. On March 31, 2008, we repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and is secured by all of our assets (see amendments below).

In connection with the issuance of the promissory note, we issued a warrant to Immersive for the purchase of 69,764 shares of our common stock at an exercise price of $10.80 per share. The warrants are immediately exercisable.

First Amendment to Immersive Note

On December 19, 2008, we amended the terms of the promissory note with Immersive to, among other things, extend the maturity date of the outstanding balance of $1,000,000 from December 31, 2008 to March 31, 2010 and give Immersive the option to convert the promissory note during the pendency and prior to the closing of an equity offering into units of our securities at an original conversion price of $16.50 per unit.

Each unit consists of one share of our common stock and a warrant to purchase a share of our common stock at $20.00 per share. In the event we issue common stock or common stock equivalents for cash consideration in a subsequent financing at an effective price per share less than the original conversion price, the conversion price will reset. The amended terms of the note resulted in terms that were substantially different from the terms of the original note and there was no gain or loss recognized in connection with the amendment.

As consideration for extending the terms of the promissory note in December 2008, we issued warrants to Immersive to purchase 20,000 and 5,000 shares of our common stock during the years ended December 31, 2010 and 2009, respectively, and recorded a debt discount of $139,778. As a result of the December 2009 equity offering, the exercise price of the warrants was adjusted to $5.00 per share. We recorded an additional debt discount of $15,274 based on the estimated fair value of the 5,000 warrants issued during the year ended December 31, 2010.

During the years ended December 31, 2011 and 2010, we amortized $0 and $56,539, respectively, of the debt discounts related to the estimated fair value of the warrants at the time of issuance, to interest expense.

Second Amendment to Immersive Note

On March 31, 2010, Immersive agreed to extend the note to April 30, 2010. As consideration for extending the note, we agreed to exchange Immersive’s Class A warrants to purchase up to 69,764 shares of our common stock at an exercise price of $10.80 per share and our Class D warrants to purchase up to 25,000 shares of our common stock at an adjusted exercise price of $7.00 per share, for Class G warrants to purchase up to 69,764 shares and 25,000 shares of our common stock, respectively, each with an exercise price of $7.00 per share. We recorded a debt discount and derivative liability of $1,898 based on the incremental increase in the estimated fair value of the re-pricing of the 25,000 warrants. We recorded an additional debt discount and derivative liability in the amount of $216,811 based on the estimated fair value of the 69,764 warrants issued. The debt discount was fully amortized in April 2010. The amended terms did not result in terms that were substantially different from the terms of the original note. Therefore, there was no extinguishment of debt as a result of the second amendment.

The note and accrued interest were not repaid in full by April 30, 2010. As a result, per the agreement, the maturity date was extended to March 31, 2011 and we issued Class G warrants to purchase up to 104,000 shares of our common stock at an exercise price of $7.00 per share. The interest rate, which compounded annually, was also amended to 15%. We recorded interest expense of $63,361 and $140,000, related to the stated rate of interest during the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $0 and $110,000 at December 31, 2011 and 2010, respectively. The terms of the Class G warrants issued to Immersive are substantially similar to prior Class G warrants issued by us. We recorded a debt discount of $329,120 related to the fair value of the warrants issued. Amortization of this debt discount was $108,879 and $220,241 for the years ended December 31, 2011 and 2010, respectively.

Third Amendment to Immersive Note

On March 30, 2011, Immersive agreed to extend the note to April 30, 2011. As consideration for extending the note, we agreed to increase the interest rate to 19% per annum compounded annually commencing on April 1, 2011. The amended terms of the note did not result in terms that were substantially different from the terms of the original note; therefore there was no extinguishment of debt. Further, on April 30, 2011, Immersive agreed to extend the note to May 20, 2011. All terms of the note remained the same.

Repayment of Immersive Note

On May 20, 2011, we repaid Immersive the principal and accrued interest of $1,127,861 due under the note.

Revaluation of Immersive Derivative Liabilities

As a result of the Public Offering, the exercise price of the outstanding Class G common stock purchase warrants held by Immersive were adjusted (see Note 9).

Loans from Vision Opportunity Master Fund, Ltd and Related Transactions

December 30, 2009 — 10% Convertible Debenture

On December 30, 2009, we issued to Vision 10% secured convertible debentures (“Debentures”), with an aggregate principal value of $3,500,000 and an initial maturity date of December 31, 2010. On December 31, 2010, we and Vision amended the Debentures to extend the maturity date to March 31, 2011.

The Debentures accrued interest on the unpaid principal balance at a rate equal to 10% per annum. At any time after the 240th calendar day following the issue date, the Debentures were convertible into “units” of Company securities at a conversion price of $1.00 per unit, subject to adjustment. Each “unit” consisted of one share of our Series A Preferred and a warrant to purchase one share of common stock. As a result of the 240th day passing, we recorded an additional debt discount and corresponding derivative liability in the amount of $275,676 during the year ended December 31, 2010 (see Note 9). Interest on the Debentures was payable in cash on the maturity date or, if sooner, upon conversion or redemption of the Debentures. In the event of default under the terms of the Debentures, the interest rate increased to 15% per annum. We recorded interest expense of $135,139 and $350,000 related to the stated rate of interest, for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $0 and $350,959 as of December 31, 2011 and 2010, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

The Debentures provided that during the 18 months following December 30, 2009, if we or our wholly owned subsidiary, T3 Motion, Ltd., a company incorporated under the laws of the United Kingdom (the “Subsidiary”), issued common stock, common stock equivalents for cash consideration, indebtedness, or a combination of such securities in a subsequent financing (the “Subsequent Financing”), Vision could have participated in such Subsequent Financing in up to an amount equal to Vision’s then percentage ownership of our common stock.

The Debentures also provided that from December 30, 2009 to the date that the Debentures were no longer outstanding, if we effected a Subsequent Financing, Vision could have elected, in its sole discretion, to exchange some or all of the Debentures then held by Vision for any securities issued in a Subsequent Financing on a “$1.00 for $1.00” basis (the “Exchange”); provided, however, that the securities issued in a Subsequent Financing would be irrevocably convertible, exercisable, exchangeable, or resettable (or any other similar feature) based on the price equal to the lesser of (i) the conversion price, exercise price, exchange price, or reset price (or such similar price) in such Subsequent Financing and (ii) $10.00 per share of common stock. Vision was obligated to elect the Exchange on a $0.90 per $1.00 basis (not a $1.00 for $1.00 basis) if certain conditions regarding the Subsequent Financing and other matters were met.

Also pursuant to the Debentures, Vision received five year Class G common stock purchase warrants (the “Class G Warrants”). Pursuant to the terms of the Class G Warrants, Vision was entitled to purchase up to an aggregate of 350,000 shares of our common stock at an exercise price of $7.00 per share, subject to adjustment. On December 31, 2010, the warrants were exchanged for shares of common stock (see Note 10).

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

Amendment to December 30, 2009 10% Convertible Debenture

On December 31, 2010, we and Vision amended the Debenture to extend the maturity date from December 31, 2010 to March 31, 2011. All other provisions of the Debenture remained unchanged. The amended terms of the Debenture did not result in terms that were substantially different from the terms of the original Debenture, therefore there was no extinguishment of debt.

Debenture Amendment and Conversion Agreement

On March 31, 2011, we and Vision amended the Debenture to extend the maturity date to June 30, 2011. In addition, the conversion provisions of the Debenture were deleted in their entirety and restated. According to the amended conversion provisions, at the closing of the Public Offering we issued 1,138,885 units to Vision. Each unit is comprised of one share of common stock, par value $0.001 per share, one warrant substantially identical to the Class H Warrants and one warrant substantially identical to the Class I Warrants, in consideration for the cancellation of $3,500,000 principal amount of the Debenture and accrued interest thereon.

The conversion was conditioned on, among other things, the execution of a registration rights agreement between the parties in which we registered Vision’s units and securities underlying the units. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

On May 2, 2011, the parties amended and restated the Debentures to provide an additional condition to the conversion, that Vision is entitled to the registered contractual rights offered under the Public Offering by entering into a contractual arrangement with us regarding dilutive financings and certain change of control transactions as a $500,000 investor. On May 9, 2011, the parties again restated the Debentures to provide that the deletion of the current conversion provisions of the Debenture would not take effect until the closing of the Public Offering. On May 19, 2011, Vision converted its note plus accrued interest into 1,138,885 shares of common stock and 1,138,885 Class H warrants and 1,138,885 Class I warrants.

Debt Discounts and Amortization

The debt discount recorded on the December 30, 2009 Debentures was allocated between the warrants and conversion feature in the amount of $1,077,652 and $1,549,481, respectively. In addition, we recorded an additional debt discount during the year ended December 31, 2010 of $275,676 (see above). The debt discounts were amortized through the original maturity of the Debentures of December 30, 2010. During the years ended December 31, 2011 and 2010, we amortized $0 and $2,897,574, respectively, of the debt discounts to interest expense.

Warrant Repricing

On May 19, 2011, we executed agreements with the Class G Warrant holders, including Vision, to reduce the exercise price of their warrants from $7.00 per share to $5.00 per share. In exchange for such lower exercise price, the warrant holders agreed to remove price-based, anti-dilution protection from their warrants (see Note 9).

Preferred Stock Conversion

On May 19, 2011, Vision converted all of their Series A Preferred into common stock in connection with the closing of the Public Offering (see Note 10).

Loans from Ki Nam, our Chief Executive Officer and Chairman

The 2010 Note

On February 24, 2011, we issued a promissory note to Ki Nam, our Chairman and Chief Executive Officer, in the aggregate principal amount of up to $2,500,000 (the “2010 Note”). Interest on the 2010 Note accrues at 10% per annum and is due and payable upon maturity. The 2010 Note matures on March 31, 2012, but we may extend maturity of the 2010 Note through March 31, 2013. We may prepay principal on the 2010 Note without penalty.

The 2010 Note was issued for advances previously made to us by Mr. Nam, as well as to provide a source of future funding. As of December 31, 2010, Mr. Nam had advanced $1,511,000 to us to be used for operating requirements. In October 2010, we repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. We recorded interest expense of $68,095 and $23,756 for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $3,000 and $23,756 as of December 31, 2011 and 2010, respectively. Through May 19, 2011, we had borrowed an additional $1,000,000 under the 2010 Note. On May 19, 2011, we issued to Mr. Nam units convertible into 632,243 shares of common stock, 632,243 Class H warrants and 632,243 Class I warrants in consideration of the cancellation of the $2,212,851 of accrued principal and interest then due under the 2010 Note. On May 19, 2011, we also entered into a registration rights agreement with Mr. Nam to register the common stock underlying the units as well as the common stock underlying the Class H and I warrants. The registration rights agreement included certain anti-dilution protections granted to certain of our other significant investors.

The 2011 Note

In April 2011, Mr. Nam advanced $300,000 to us in exchange for debt securities to be negotiated with us. On June 30, 2011, we issued a promissory note to Mr. Nam (the “2011 Note”). The 2011 Note accrues interest at 12% per annum and matures on April 25, 2012, with an automatic one-year extension. Interest payments are due monthly. In connection with the loan, we issued Mr. Nam five-year warrants to purchase up to 50,000 shares of common stock at $3.50 per share. We recorded a debt discount of $113,572 upon the issuance in connection with the 2011 Note. The debt discount of $113,572 represents the relative fair value of the warrants which was calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. We recorded interest expense of $67,596 related to the amortization of the debt discount for the year ended December 31, 2011. The unamortized discount as of December 31, 2011 is $45,976. Accrued interest was $3,000 at December 31, 2011.

Lock-Up Agreement

On May 16, 2011, Mr. Nam and Vision entered into lock-up agreements pursuant to which they have agreed not to sell any shares of our common stock and Class I warrants for 12 months, subject to certain exceptions.

Loans from Alfonso Cordero and Mercy Cordero

On January 14, 2011, we issued an unsecured promissory note (the “Cordero Note”) in the principal amount of $1,000,000 to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Cordero Trust”), which at the time was a beneficial owner of in excess of 5% of our common stock, for amounts loaned to us in October 2010. The Cordero Note bears interest at 10% per annum and matures on October 1, 2013, with interest-only payments due monthly. We recorded interest expense of $100,000 and $24,277 for the years ended December 31, 2011 and 2010, respectively, and had accrued interest of $8,333 and $24,277 as of December 31, 2011 and 2010, respectively.

We may prepay the Cordero Note in full, but not in part. We will be in default under the Cordero Note upon: (1) failure to timely make payments due under the Cordero Note; and (2) failure to perform other agreements under the Cordero Note within 10 days of request from the lender. Upon such event of default, the lender may declare the Cordero Note immediately due and payable. The applicable interest rate upon default will be increased to 15% or the maximum rate allowed by law. At December 31, 2011, we were in compliance with all material terms of the Cordero Note.

NOTE 9 — DERIVATIVE LIABILITIES

We apply the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

During 2010, we issued 104,000 Class G warrants related to convertible debt (see Note 8). During 2010, we exchanged 69,764 of Class A warrants and 25,000 of Class D warrants for 94,764 Class G warrants (see Note 8). We also recorded an additional derivative liability of $275,676 related to the Vision Debentures during the year ended December 31, 2010 (see Note 8). We estimated the fair value of the warrants and conversion options at the dates of issuance and recorded a debt discount and corresponding derivative liability of $838,779 during 2010. The debt discount was amortized over the remaining life of the related debt. The change in fair value of the derivative liability is recorded through earnings at each reporting date.

As a result of the Public Offering in May 2011, the exercise price of the above noted purchase warrants and warrants to purchase 27,478 shares of our common stock has been reduced to $4.68 and $7.87, respectively, due to the price protection clause. Accordingly, the fair value of the related derivative liabilities has been adjusted.

During 2010, we issued Class G warrants of 231,000, related to Series A Preferred (see Note 10). We estimated the fair value of the warrants of $716,236 at the date of issuance and recorded a discount on the issuance of the equity and a corresponding derivative liability. The discount is recorded as a deemed dividend with a reduction to retained earnings. The change in fair value of the derivative is recorded through earnings at each reporting date.

During 2010, we recorded a discount on the issuance of Series A Preferred and a corresponding derivative liability of $685,124, related to the anti-dilution provision of the Series A Preferred issued. The discount is recorded as a deemed dividend with a reduction to retained earnings during the 24-month period that the anti-dilution provision is outstanding. The change in fair value of the derivative liabilities is recorded through earnings at each reporting date.

During the years ended December 31, 2011 and 2010, the amortization of the discounts related to the Series A Preferred anti-dilution provision and warrants issued was $4,263,069 and $3,730,149, respectively, which was recorded as a deemed dividend.

On March 22, 2010, one of our preferred stockholders exercised their option to convert their 2,000,000 preferred shares into 400,000 shares of common stock (see Note 10). As a result of the conversion, we reclassified the balance of the derivative liability of $1,121,965 to additional paid-in capital and the balance of the discount of $1,099,742 as a deemed dividend.

In connection with the Public Offering and AMEX listing on May 19, 2011, our preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of our common stock. Included in the conversion of the Series A Preferred are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the Series A Preferred, we reclassified the balance of the derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend.

As of December 31, 2011 and 2010, the unamortized discount related to the conversion feature of the Series A Preferred was $0 and $4,263,069, respectively.

On May 19, 2011, we entered into agreements with certain holders of Class G warrants to amend their Class G warrants such that the price-based anti-dilution provisions would be removed. In exchange, the exercise price of the warrants was fixed at $5.00 per share. As a result of the agreements, we reclassified the fair value of the derivative liabilities related to these warrants on the date of the agreements of $2,388,503 to additional paid-in capital.

On May 19, 2011, Vision converted the Debentures into units of our securities. As a result of the conversion, we reclassified the remaining derivative balance related to the conversion feature of $702,605 to additional paid-in capital.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants and embedded conversion features using the Black-Scholes-Merton option pricing model using the following assumptions:

	2011	2010
Annual dividend yield	—	—
Expected life (years)	0.11-4.08	0.25-5.00
Risk-free interest rate	0.19%-2.24%	0.12%-2.55%
Expected volatility	135%-156%	79%-162%

Expected volatility is based primarily on historical volatility of us and our peer group. Historical volatility was computed using weekly pricing observations for us and daily pricing observations for our peer group for recent periods that correspond to the expected term. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants.

We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the warrants.

During the years ended December 31, 2011 and 2010, we recorded other income of $2,313,555 and $2,101,067, respectively, related to the change in fair value of the warrants and embedded conversion options which is included in other income, net in the accompanying consolidated statements of operations and comprehensive loss.

The following table presents our warrants and embedded conversion options measured at fair value on a recurring basis as of December 31:

	Level 3 Carrying Value
	2011	2010
Embedded conversion options	$—	$5,991,957
Warrants	45,450	3,641,148

	$45,450	$9,633,105

Decrease in fair value	$2,313,555	$2,101,067

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the years ended December 31:

	2011	2010
Balance at January 1,	$9,633,105	$11,824,476
Issuance of warrants and conversion option	—	2,240,139
Reclassification to equity due to conversion of notes payable to common stock units	(702,605)	—
Reclassification to equity due to conversion of preferred stock to common stock	(4,182,992)	(1,121,965)
Reclassification of equity due to price adjustments on warrants	(2,388,503)	—
Exchange of warrants for common stock	—	(1,208,478)
Change in fair value	(2,313,555)	(2,101,067)

Balance at December 31,	$45,450	$9,633,105

NOTE 10 — EQUITY

Series A Convertible Preferred Stock

Our board of directors has authorized 20,000,000 shares of Series A Preferred. Except as otherwise provided in the Certificate of Designation of the Series A Preferred (the “Designation”) or our by-laws, each holder of shares of Series A Preferred shall have no voting rights. As long as any shares of Series A Preferred are outstanding, however, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences, or rights given to the Series A Preferred or alter or amend the Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise paripassu with the Series A Preferred, (c) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of the Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.

Each share of Series A Preferred is convertible at any time and from time to time after the issue date at the holder’s option into two shares of our common stock (subject to beneficial ownership limitations).

Holders of Series A Preferred are restricted from converting their shares into common stock if the number of shares of common stock to be issued pursuant to such conversion would cause the number of shares of common stock beneficially owned by such holder, together with our affiliates, at such time to exceed 4.99% of the then issued and outstanding shares of common stock; provided, however, that such holder may waive this limitation upon 61 days’ notice to us (the “Conversion Limitation”). There are no redemption rights.

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

If, at any time while the Series A Preferred is outstanding, (A) we effect any merger or consolidation of us with or into another person, (B) we effect any sale of all or substantially all of our assets in one transaction or a series of related transactions, (C) any tender offer or exchange offer (whether by us or another person) is completed pursuant to which holders of common stock are permitted to tender or exchange their shares for other securities, cash or property, or (D) we effect any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a “Fundamental Transaction”), then, upon any subsequent conversion of Series A Preferred, the holders shall have the right to receive, for each Conversion Share (as defined in Section 1 of the Designation) that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of common stock.

On March 22, 2010, one of our preferred stockholders exercised its option to convert its 2,000,000 Series A Preferred shares into 400,000 shares of common stock.

During 2010, under the terms of the 2009 preferred stock offering, we issued and sold 1,155,000 shares of Series A Preferred in a private placement for net proceeds of $1,155,000. In connection with the financing, we issued five-year Class G warrants to purchase 231,000 shares of common stock, exercisable at $7.00 per share. The warrants expire in 2015 (See Note 9 for additional discussion).

In connection with the Public Offering and AMEX listing on May 19, 2011, the Designation was amended to remove the Conversion Limitation and our Series A Preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of our common stock. Included in the conversion of the Series A Preferred were shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of our common stock, respectively. The shares of common stock were registered on June 30, 2011.

Common Stock

In September 2008, we sold to Piedmont Select Equity Fund (“Piedmont”) 12,500 shares of our common stock at $20.00 per share for an aggregate price of $250,000. In December 2008, we entered into a rescission agreement with Piedmont in which it agreed to rescind the Piedmont’s stock purchase so long as affiliates of Piedmont were to purchase at least $250,000 of our equity securities. In March 2010, two investors affiliated with Piedmont purchased an aggregate of 250,000 shares of our Series A Preferred at $1.00 per share and warrants to purchase 50,000 shares of our common stock for a purchase price of $250,000. Concurrent with the closing of such offering, we rescinded the purchase of the 12,500 shares of common stock. Piedmont delivered the stock certificate for 12,500 shares to us and we returned the original purchase price of $250,000 to Piedmont.

On July 21, 2010, we issued 2,000 shares of our common stock for investor relations services and recorded expense of $10,000.

On December 31, 2010, we entered into a securities exchange agreement with Vision pursuant to which we exchanged 3.5 million Class G Warrants for 2.1 million shares of our common stock. On the date of the exchange, the warrants were classified as derivative liabilities and had an estimated fair value of $1,208,478 and the shares of our common stock were valued at the fair market price of $4.00 per share for a total value of $840,000, resulting in a gain on the transaction of $368,478, which was recorded in other income.

On May 16, 2011, we raised gross proceeds of $11.1 million in a public offering of our securities. The offering closed on May 19, 2011, and we received net proceeds of $8,999,342 after deducting commissions and offering costs (see Note 1, Public Offering of the Company’s Securities for more details).

On June 30, 2011, we registered the resale by certain selling stockholders of (i) 1,771,128 shares of common stock, 1,771,128 Class H warrants and 1,771,128 Class I warrants comprising units issued upon conversion of certain debt; (ii) 3,542,256 shares of common stock underlying such Class H and Class I warrants; and (iii) 3,942,193 additional shares of common stock, including shares underlying other outstanding warrants. Each Class H warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.00 at any time between August 19, 2011 and May 13, 2013. Each Class I warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.50 at any time between August 19, 2011 and May 13, 2016.

NOTE 11 — STOCK OPTIONS AND WARRANTS

Stock Option/Stock Issuance Plans

On August 15, 2007 we adopted the 2007 Stock Option/Stock Issuance Plan (the “2007 Plan”), under which stock awards or options to acquire shares of our common stock may be granted to employees, nonemployee members of our board of directors, consultants or other independent advisors who provide services to us. The 2007 Plan is administered by the board of directors. The 2007 Plan permits the issuance of up to 745,000 shares of our common stock. Options granted under the 2007 Plan generally vest 25% per year over four years and expire 10 years from the date of grant. The 2007 Plan was terminated with respect to the issuance of new options or awards upon the adoption of the 2010 Plan (see below); no further options or awards may be granted under the 2007 Plan.

During 2010, we adopted the 2010 Stock Option/Stock Issuance Plan (the “2010 Plan”), under which stock awards or options to acquire shares of our common stock may be granted to employees, nonemployee members of our board of directors, consultants or other independent advisors who provide services to us. The 2010 Plan is administered by our board of directors. The 2010 Plan permits the issuance of up to 650,000 shares of our common stock. In December 2011, the shareholders approved increasing the number of share to be granted under the 2010 Plan to 3,150,000. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.

In July 2010, the exercise prices of certain outstanding employee stock options previously granted under the 2007 Plan were amended by our board of directors to have an exercise price of $0.50 per share. The amendments did not change the vesting schedules or any of the other terms of the respective stock options. As a result of the repricing of the options affected by the amendments, we recognized a non-cash charge of $68,578 for the incremental change in fair value of the repriced options. Of the $68,578, we recorded $37,087 as share-based compensation for the year ended December 31, 2010 for the previously vested options. The remainder of the balance, $31,491, related to the unvested options will be amortized over the remaining vesting period of the related options. This repricing affected 24 employees who held 859,000 stock options in July 2010.

The following table sets forth the share-based compensation expense:

	Years Ended December 31,
	2011	2010
Stock compensation expense — cost of net revenues	$37,243	$57,466
Stock compensation expense — sales and marketing	120,289	148,649
Stock compensation expense — research and development	99,800	125,527
Stock compensation expense — general and administrative	614,361	484,977

Total stock compensation expense	$871,693	$816,619

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding — January 1, 2011	649,090	$5.72
Options granted	430,000	3.95
Options exercised	—	—
Options forfeited	(61,739)	5.50
Options cancelled	—	—

Total options outstanding — December 31, 2011	1,017,351	$4.98	7.63	$—

Options exercisable — December 31, 2011	533,396	$4.96	6.46	$—

Options vested and expected to vest — December 31, 2011	1,003,961	$4.98	7.61	$—

Options available for grant under the 2010 Plan at December 31, 2011	2,491,049

Weighted average fair value of options granted	$3.13

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
		(In years)
$0.49	100,000	4.96	$0.49	100,000	$0.49
$5.00	653,851	8.69	$5.00	173,750	$5.00
$6.00	163,500	6.04	$6.00	159,646	$6.00
$7.70	100,000	5.94	$7.70	100,000	$7.70

	1,017,351	7.63	$4.98	533,396	$4.96

Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. We have only granted service based awards. In estimating fair value, expected volatilities used by us were based on the historical volatility of the underlying common stock of our peer group, and other factors such as implied volatility of traded options of a comparable peer group. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods of a comparable peer group. The risk-free rate used to calculate the fair value is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options and warrants granted by us, along with certain other pertinent information:

	Years Ended December 31,
	2011	2010
Expected term (in years)	5.8	6.1
Expected volatility	198%	93%
Risk-free interest rate	2.2%	1.8%
Expected dividends	—	—
Forfeiture rate	2.8%	2.8%
Weighted-average grant date fair value per share	$3.13	$3.80

Upon the exercise of common stock options, we will issue new shares from our authorized shares.

At December 31, 2011, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal years 2012 through 2015 related to unvested common stock options is approximately $1.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested common stock options, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional common stock options or other equity awards.

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, noteholders and to non-employees for services rendered or to be rendered in the future (See Notes 8 and 10). Such warrants are issued outside of any of our equity incentive plans including the 2007 Plan and 2010 Plan. A summary of the warrant activity for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted- Exercise Price	Weighted- Average Contractual Life	Aggregate Intrinsic Value
			(In years)
Warrants outstanding — January 1, 2011	1,069,615	$5.14
Warrants granted (See Notes 8 and 10)	10,077,971	3.27
Warrants exercised	—	—
Warrants cancelled	—	—

Warrants outstanding and exercisable-December 31, 2011	11,147,586	$3.45	2.95	$—

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease one facility in Costa Mesa, California under a non-cancelable operating lease agreement. The lease on our main facility expires in August of 2012 and requires monthly lease payments of $26,000. Our research and development facility lease, which required monthly lease payments of approximately $9,000 per month, was on a month-to-month basis and we terminated the agreement on December 31, 2011.

Lease expense for the facilities was approximately $388,000 and $384,000 for the years ended December 31, 2011 and 2010, respectively.

Approximate future minimum annual payments under our non-cancelable operating lease are as follows:

Years Ending December 31,	Total

2012	$209,000

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we would be obligated to make. Historically, we have not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Warranties

Our warranty policy generally provides coverage for components of the vehicle, power modules, and charger system that we produce. Typically, the coverage period is the shorter of one calendar year or 2,500 miles, from the date of sale. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using estimated information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims.

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheets as of and for the years ended December 31:

	2011	2010
Beginning balance, January 1,	$165,641	$235,898
Charged to cost of revenues	55,752	130,916
Usage	(97,701)	(201,173)

Ending balance, December 31	$123,692	$165,641

Product Liability

With respect to product liability claims involving our products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. Liabilities have been recorded for our expected cost of all known product liability claims, which has historically been limited to the excess liability insurance deductible.

Legal Contingency

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, our CEO, and Jason Kim, our former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and us. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. We agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by us through December 31, 2010. We recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 was recorded as a note payable in the accompanying consolidated balance sheet. We recorded accrued interest of $0 and $4,126 at December 31, 2011 and 2010, respectively.

In May 2011, we repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011.

In the ordinary course of business, we may face various claims brought by third parties in addition to the claim described above and may from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of our products. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on our consolidated operations or financial position.

NOTE 13 — RELATED PARTY TRANSACTIONS

The following reflects the related party transactions during the years ended December 31, 2011 and 2010.

Controlling Ownership

Mr. Nam, our and Chief Executive Officer and Chairman of our board of directors, together with his children, owns 29.5% of the outstanding shares of our common stock.

Accounts Receivable

As of December 31, 2010, we had receivables of $35,722 due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. During 2010, we sold fixed assets to Graphion for a purchase price of $6,820, and there was no gain or loss recorded on the sale of the fixed assets. Graphion is wholly owned by Mr. Nam, our Chief Executive Officer. The amounts due were non-interest bearing and were due upon demand. During 2011, we determined the receivables due from Graphion were uncollectible and, therefore, we wrote off the receivables at December 31, 2011.

Fixed Assets

On December 20, 2010, we purchased a vehicle from Mr. Nam for cash to be used for sales and service. The purchase price was $7,000 and was determined to be the estimated fair value of the vehicle at the time of the purchase.

Related Party Payables

From time to time, we purchase batteries and research and development parts and services from Graphion. During the years ended December 31, 2011 and 2010, we purchased $0 and $151,973, respectively, of parts and services or research and development services and had an outstanding accounts payable balance of $0 and $51,973, owed to Graphion, at December 31, 2011 and December 31, 2010, respectively.

Accrued Salary

As of December 31, 2011 and 2010, we owed Mr. Nam $0 and $40,000, respectively, of salary pursuant to his employment agreement which is included in accrued expenses.

Notes Payable — See Note 8

NOTE 14 — SUBSEQUENT EVENTS

On January 2, 2012, Kelly Anderson, our Chief Financial Officer, notified the board of directors that she terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment.

On January 20, 2012, we announced that we received a letter from AMEX dated January 17, 2012 indicating that we are not in compliance with the audit committee composition requirements set forth in Section 803(B)(2)(c) of the NYSE Amex LLC Company Guide. AMEX advised that we have until the earlier of our next annual meeting or December 31, 2012 to regain compliance with the requirement that the audit committee be comprised of at least two independent members.

Effective as of February 17, 2012, our board of directors appointed Bruce K. Nelson to serve as an independent director as defined in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, for a term of one year. Mr. Nelson will also serve as the Chairman of our audit committee. The board of directors determined that Mr. Nelson possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Section 803B of the NYSE Amex LLC Company Guide and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Pursuant to a one year agreement with us, Mr. Nelson will receive, subject to the approval of the our compensation committee, a cash fee of $20,000 for his service on the board of directors and an additional cash fee of $5,000 for his service on the audit committee. Upon execution of his agreement, Mr. Nelson was awarded a 5-year option to purchase up to 25,000 shares of our common stock at an exercise price of $0.59 per share with such option vesting in full on the first anniversary of the date of the grant (provided Mr. Nelson is still a member of the board of directors at such time).

On March 27, 2012, we entered into an employment agreement with Rod Keller to join our company as chief executive officer for a term of two years. The employment agreement with Mr. Keller provides for a base salary of $200,000 and an annual discretionary bonus upon the attainment of certain performance goals to be established annually by our board of directors or compensation committee. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Keller for good reason, as those terms are defined in the agreement, he is entitled to six months’ severance. Upon the commencement of his employment on April 2, 2012, Mr. Keller will be granted ten-year options under our 2010 Stock Incentive Plan to purchase 600,000 shares of our common stock at an exercise price equal to the closing price of our common stock on April 2, 2012, being the fair market value on such date. Twenty-five percent of the option will vest on the first year anniversary of the grant date and the remaining portion of the option will vest in 24 equal and consecutive monthly installments commencing on the date that is thirteen months immediately after the grant date and ending on the third year anniversary of the grant date. Effective April 2, 2012, Ki Nam will relinquish his role as chief executive officer and assume the role of chief technology officer.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC.

By:	/s/ Ki Nam
Ki Nam,
President, Chief Executive Officer and Chief
Operating Officer

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Postion	Date

/S/ KI NAM Ki Nam	Chairman and Chief Executive Officer (principal executive officer and principal financial and accounting officer)	March 30, 2012

/S/ DAVID SNOWDEN David Snowden	Director	March 30, 2012

/S/ STEVEN J. HEALY Steven J. Healy	Director	March 30, 2012

/S/ BRUCE K. NELSON Bruce K. Nelson	Director	March 30, 2012

/S/ ROBERT THOMSON Robert Thomson	Director	March 30, 2012