Form 10-Q
period 2012-03-31
T3 Motion, Inc.
filed 2012-05-15
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 9, 2012, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 12,906,027.

T3 MOTION, INC.

INDEX TO FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$530,581	$2,184,939
Restricted cash	10,000	10,000
Accounts receivable, net of allowance of $38,450 and $47,450, respectively	754,271	553,725
Inventories	1,435,004	1,800,400
Prepaid expenses and other current assets	391,863	163,862

Total current assets	3,121,719	4,712,926
Property and equipment, net	219,097	271,373
Deposits	37,633	37,601

Total assets	$3,378,449	$5,021,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518,315	$666,416
Accrued expenses	612,935	781,104
Derivative liabilities	56,169	45,450
Related party notes payable, net of debt discounts	—	254,024

Total current liabilities	1,187,419	1,746,994

Long-term liabilities:
Related party notes payable, net of debt discounts	1,287,591	1,000,000

Total liabilities	2,475,010	2,746,994

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 12,881,027 shares issued and outstanding	12,881	12,881
Additional paid-in capital	57,349,020	57,143,953
Accumulated deficit	(56,462,831)	(54,886,297)
Accumulated other comprehensive income	4,369	4,369

Total stockholders’ equity	903,439	2,274,906

Total liabilities and stockholders’ equity	$3,378,449	$5,021,900

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net revenues	$1,405,074	$996,562

Cost of net revenues	1,294,194	956,932

Gross profit	110,880	39,630

Operating expenses:
Sales and marketing	419,620	311,750
Research and development	229,786	233,912
General and administrative	953,669	821,545

Total operating expenses	1,603,075	1,367,207

Loss from operations	(1,492,195)	(1,327,577)

Other income (expense):
Interest income	693	43

Other (expense) income, net	(10,541)	991,694

Interest expense	(71,341)	(303,945)

Total other (expense) income, net	(81,189)	687,792

Loss before provision for income taxes	(1,573,384)	(639,785)

Provision for income taxes	3,150	800

Net loss	(1,576,534)	(640,585)
Deemed dividend to preferred stockholders	—	(864,800)

Net loss attributable to common stockholders	$(1,576,534)	$(1,505,385)

Other comprehensive income:

Foreign currency translation adjustment	—	—

Comprehensive loss	$(1,576,534)	$(640,585)

Net loss attributable to common stockholders per share: basic and diluted	$(0.12)	$(0.30)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	5,065,847

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE

MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE — December 31, 2011	—	$—	12,881,027	$12,881	$57,143,953	$(54,886,297)	$4,369	$2,274,906
Share-based compensation expense	—	—	—	—	205,067	—	—	205,067
Net loss	—	—	—	—	—	(1,576,534)	—	(1,576,534)

BALANCE — March 31, 2012	—	$—	12,881,027	$12,881	$57,349,020	$(56,462,831)	$4,369	$903,439

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,576,534)	$(640,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,276	81,749
Warranty expense	25,588	30,794
Share-based compensation expense	205,067	192,922
Change in fair value of derivative liabilities	10,719	(989,737)
Amortization of debt discounts	33,567	108,879
Change in operating assets and liabilities:
Accounts receivable	(200,546)	26,659
Inventories	365,396	168,389
Prepaid expenses and other current assets	(228,001)	(148,677)
Deposits	(32)	(534)
Accounts payable and accrued expenses	(341,858)	367,005

Net cash used in operating activities	(1,654,358)	(803,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/Advances to related parties	—	(1,849)

Net cash used in investing activities	—	(1,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	1,000,000
Deferred offering costs	—	(24,806)
Repayment of notes payable	—	(150,000)

Net cash provided by financing activities	—	825,194

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,654,358)	20,209
CASH AND CASH EQUIVALENTS — beginning of period	2,184,939	123,861

CASH AND CASH EQUIVALENTS — end of period	$530,581	$144,070

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$37,363	$—

Income taxes	$3,150	$—

Supplemental disclosure of non cash activities:

Deferred offering costs in connection with equity financing recorded in accounts payable	$—	$206,513

Amortization of preferred stock discount related to conversion feature and warrants	$—	$864,800

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd. (U.K.) (collectively, the “Company”), develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories and service.

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Going Concern

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at March 31, 2012, the Company had an accumulated deficit of $(56,462,831), and used cash in operations of $(1,654,358) for the three months ended March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to pursue raising additional debt or equity financing to fund its expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it may be required to reduce, defer or discontinue one or all of its product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At March 31, 2012, the Company had approximately $0.3 million in cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit as of March 31, 2012 and December 31, 2011 was $10,000.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. As of March 31, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $38,450 and $47,450, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of March 31, 2012, two customers accounted for approximately 26% of total accounts receivable and as of December 31, 2011, one customer accounted for approximately 15% of total accounts receivable. One customer represented approximately 10% and two customers represented approximately 29% of net revenues for the three months ended March 31, 2012 and 2011, respectively.

Accounts Payable

As of March 31, 2012, two vendors accounted for approximately 28% of total accounts payable, and as of December 31, 2011, one vendor accounted for approximately 13% of total accounts payable. One vendor accounted for approximately 10% and two vendors accounted for approximately 51% of inventory purchases for the three months ended March 31, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 5).

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

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently, the Company does not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s derivative liabilities consist of price protection features on warrants which are carried at fair value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of these instruments (see Note 5).

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, title to product has passed or services provided, the sales price is fixed or determinable and collectability of any resulting receivable is reasonably assured.

For all revenues, the Company uses a binding purchase order or equivalent contract document as evidence of an arrangement. The Company ships with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 7) with an optional purchased extended warranty. The Company typically has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by us for shipping and handling are classified as cost of net revenues.

The Company does not enter into contracts that require fixed pricing beyond the term of the purchase order. All sales via reseller agreements are accompanied by a purchase order.

The Company has executed various distribution agreements whereby the distributors agreed to purchase T3 Series packages (one T3 Series, two power modules, and one charger per package). The terms of the agreements require minimum re-order amounts for the vehicles to be sold through the distributors in specified geographic regions in exchange for exclusive rights to those geographic regions. Under the terms of the agreements, the distributor takes ownership of the vehicles upon delivery and the Company deems the items sold at delivery to the distributor. The Company does not allow returns of unsold items for either direct sales or products sold through resellers or distributors.

Share-Based Compensation

The Company maintains a stock option plan (see Note 6) and records expenses attributable to the stock option plan. The Company values each option award using the Black-Scholes-Merton option pricing model and amortizes the related expense typically on a straight-line basis over the requisite service (vesting) period for the entire award.

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the accounting standards. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the expense for the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as a prepaid expense in its consolidated balance sheets.

Other than employee or director stock option awards, the Company issued no share-based compensation during the quarter ended March 31, 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Shares representing “if exercised” options and warrants of approximately 12.1 million and 5.8 million shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net loss	$(1,576,534)	$(640,585)
Deemed dividend to preferred stockholders	—	(864,800)

Net loss attributable to common stockholders	$(1,576,534)	$(1,505,385)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	5,065,847
Net loss per share:
Basic and diluted	$(0.12)	$(0.30)

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended March 31,
	2012	2011
Product	Net revenues	Net revenues
T3 Series domestic	$962,769	$723,383
T3 Series International	442,305	273,179

	$1,405,074	$996,562

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance related to fair value measurements to achieve convergence in measurement and disclosure between GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for fiscal year 2012. The adoption did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance is effective for fiscal year 2012. The adoption did not have a material impact on the consolidated financial statements.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Raw materials	$1,018,208	$1,286,454
Work-in-process	324,715	193,193
Finished goods	92,081	320,753

	$1,435,004	$1,800,400

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Prepaid inventory	$242,201	$56,301
Prepaid expenses and other current assets	149,662	107,561

	$391,863	$163,862

NOTE 4 — RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts, consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Note payable to Ki Nam, 12% interest rate, due April 25, 2013, net of discount of $12,409 and $45,976, respectively.	$287,591	$254,024

Note payable to Alfonso and Mercy Cordero, 10% interest, due October 1, 2013.	1,000,000	1,000,000

Less current portion	—	(254,024)

	$1,287,591	$1,000,000

2011 Note payable to Ki Nam

On June 30, 2011, the Company entered into a loan agreement with Mr. Nam, the Company’s Chairman of the Board of Directors and founder, for previous advances of $300,000 (the “2011 Note”). The 2011 Note bears interest at 12% per annum and was originally scheduled to mature on April 25, 2012, subject to an automatic one year extension. The 2011 Note was not repaid on April 25, 2012 and therefore was extended for an additional year. Interest payments are due monthly commencing on July 1, 2011. The Company recorded interest expense of $9,000 and $0 based on the stated interest rate for the 2011 Note for the three months ended March 31, 2012 and 2011, respectively, and had accrued interest payable of $3,000 as of March 31, 2012 and December 31, 2011.

In connection with the 2011 Note, the Company granted to Mr. Nam a Class J warrant to purchase 50,000 shares of common stock at an exercise price of $3.50 per share and expiring in April 2016. The Company recorded a debt discount of $113,572 upon the issuance of the warrant in connection with the 2011 Note which represents the relative fair value of the warrant calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. The Company recorded non-cash interest expense of $33,567 and $0 for the three months ended March 31, 2012 and 2011, respectively, related to the amortization of the debt discount. The unamortized discount as of March 31, 2012 and December 31, 2011 is $12,409 and $45,976, respectively.

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month until the maturity date of October 1, 2013. The Company recorded interest expense of $25,000 for each of the three months ended March 31, 2012 and 2011 and had accrued interest of $8,333 as of March 31, 2012 and December 31, 2011.

The Company may prepay the Note in full, but not in part. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At March 31, 2012, the Company is in compliance with all terms of the Note.

NOTE 5 — DERIVATIVE LIABILITIES

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. In 2009 and 2010, the Company issued common stock purchase warrants as part of debt, preferred stock, and convertible debt issuances and modification.

The outstanding common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes-Merton option pricing model using the following assumptions:

March 31, 2012
(unaudited)
Annual dividend yield	—
Expected life (years)	1.96-3.08
Risk-free interest rate	0.33-0.51%
Expected volatility	124%-125%

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

The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on two-year to three-year U.S. Treasury securities consistent with the remaining term of the instrument.

During the three months ended March 31, 2012, the Company recorded other expense of ($10,719) related to the change in fair value of the warrants and is included in other (expense) income, net in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2011, the Company recorded other income of $989,737 relating to the change in fair value of the warrants remaining in 2012 in addition to the change in fair value of embedded conversion options existing as of March 31, 2011 but which were converted into common stock in May 2011 in conjunction with the Company’s public offering.

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	Warrants	Level 3 Carrying Value March 31, 2012	Level 3 Carrying Value December 31, 2011
		(unaudited)

Ki Nam warrants, exercise price of $7.87/share; expire in 2014	27,478	$2,817	$2,658
Immersive warrants, exercise price of $4.68/share; expire in 2015	198,764	53,352	42,792

Total	226,242	$56,169	$45,450

Increase in fair value		$10,719

NOTE 6 — EQUITY

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

During 2010, the Company adopted the 2010 Plan, under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2010 Plan is administered by the Company’s board of directors. In December 2011, the Company’s shareholders approved an increase of the shares available under the 2010 Plan to 3,150,000. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.

The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended March 31,
	2012	2011

Share-based compensation expense — cost of net revenues	$8,268	$12,143
Share-based compensation expense — sales and marketing	38,002	25,224
Share-based compensation expense — research and development	27,652	23,155
Share-based compensation expense — general and administrative	131,145	132,400

Total share-based compensation expense	$205,067	$192,922

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the three months ended March 31, 2012 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2012	1,017,351	$4.98

Options granted	25,000	0.59

Options exercised	—	—

Options forfeited	(110,417)	5.00

Options cancelled	—	—

Total options outstanding — March 31, 2012	931,934	$4.86	7.29	$17,500

Options exercisable — March 31, 2012	666,780	$4.80	6.76	$17,500

Options vested and expected to vest — March 31, 2012	920,995	$4.86	7.28	$17,500

Options available for grant under the 2010 Plan at March 31, 2012	2,576,466

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012 (unaudited):

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
100,000	$4.71	$0.49	100,000	$0.49
25,000	$9.88	$0.59	25,000	$0.59
543,434	$8.39	$5.00	280,989	$5.00
163,500	$5.79	$6.00	160,791	$6.00
100,000	$5.69	$7.70	100,000	$7.70

931,934	$7.29	$4.86	666,780	$4.80

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

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company, along with certain other pertinent information:

March 31, 2012
(unaudited)
Expected term (in years)	5.00
Expected volatility	170%
Risk-free interest rate	0.8%
Expected dividends	—
Forfeiture rate	2.8%
Weighted average grant date fair value per share	$0.56

At March 31, 2012, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2012 through 2015 related to unvested common stock options is approximately $1.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. There were no additional warrants granted, cancelled, or exercised during the three months ended March 31, 2012.

A list of the warrants outstanding as of March 31, 2012 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price		Expiration Date
Global Warrants	3/31/08	12,000	$15.40		3/31/2013
Class H Warrants	5/19/11	4,942,557	$3.00	(1), (2)	5/13/2013
Class E Warrants	2/23/09	27,478	$7.87	(3), (6)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4), (5)	2014-2015
Class G Warrants — $7.00	Various	5,000	$5.00	(4), (5)	8/25/2015
Immersive Warrant 1	3/31/10	94,764	$4.68	(6)	3/31/2015
Immersive Warrant 2	4/30/10	104,000	$4.68	(6)	4/30/2015
Class I Warrants	5/19/11	4,942,557	$3.50	(1), (2)	5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38		5/13/2016
Class J Warrants	6/28/11	50,000	$3.50		4/25/2016

Total		11,147,586

(1)	Of these warrants, 4,275,128 represent warrants eligible for a vote to approve any future financing round where the contemplated issuance price is below the exercise price of the Class I warrants. A 2/3rds vote of the combined eligible outstanding Class H Warrants and Class I Warrants is required to approve such a transaction.
(2)	Of these warrants, 1,138,885 were issued to Vision Capital and 632,243 were issued to Ki Nam, Chairman of the Board of Directors. Each has beneficial ownership in excess of 10% of the common stock of the Company.
(3)	Warrants were issued to Ki Nam, Chairman of the Board of Directors and significant owner of the Company.
(4)	Of these warrants, 195,373 were issued to Ki Nam.
(5)	Warrants’ expiration date ranges from December 29, 2014 to August 25, 2015.
(6)	Warrants are accounted for as derivative liabilities, see Note 5.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Warranties

The Company’s warranty policy generally provides coverage for components of the vehicle, power modules, and charger system that the Company produces. Typically, the coverage period is the shorter of one calendar year from the date of the sale or 2,500 miles. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using estimated information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated product warranties is made when necessary, based on changes in these factors. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims.

The following table presents the changes in the product warranty accrual for the three months ended March 31 (unaudited):

	2012	2011
Beginning balance, January 1,	$123,692	$165,641
Charged to cost of revenues	25,588	30,794
Usage	(10,747)	(31,898)

Ending balance, March 31,	$138,533	$164,537

In the ordinary course of business, the Company may face various claims brought by third parties in addition to the claim described above and may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of the Company’s products. Any of these claims could subject us to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position of the Company. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the Company’s consolidated operations or financial position.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

The following reflects the activity of the related party transactions for the respective periods.

Controlling Ownership

Mr. Nam, the Company’s Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 29.4% of the outstanding shares of the Company’s common stock.

Related Party Notes Payable — see Note 4

NOTE 9 — SUBSEQUENT EVENTS

Management Change

In April 2012, the Company announced a management change whereby Mr. Nam, the Company’s Founder, Chairman of the Board of Directors and Chief Executive Officer would resign his role as Chief Executive Officer and acting Chief Financial Officer, retain the role of Chairman of the Board, and continue to participate in the day to day operations as Chief Technology Officer. Concurrently, the Company announced the appointments of Rod Keller Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer.

Common Stock Issuance

On April 2, 2012, the Company issued 25,000 shares of Common Stock, valued at $15,750 or $0.63 per share, the closing market price on the date of issuance, to Domonic J. Carney, the Company’s Chief Financial Officer in accordance with Mr. Carney’s employment agreement.

Extension of Ki Nam 2011 Note

The Company did not repay the 2011 Note which was due on April 25, 2012. Under the terms of the 2011 Note, the due date is automatically extended to April 25, 2013 with no other changes in terms of the 2011 Note. As a result, the balance of $287,591 was reclassified from current to long term in the accompanying condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

T3 Motion, Inc. was incorporated on March 16, 2006 under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiary, T3 Motion, Ltd. (U.K.) (collectively, the “Company”) develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

Going Concern

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital at March 31, 2012 of $1.9 million, together with the revenues from the sale of its products, the continued implementation of its cost reduction strategy for material, production and service is sufficient to sustain its planned operations into the second quarter of 2012, and the Company will require additional debt or equity financing in the future to maintain operations.

The Company intends to pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it may be required to reduce, defer or discontinue one or all of its product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern.

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

A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 or as updated in Note 1 to the condensed consolidated financial statements included elsewhere herein.

Business activity for the quarter ended March 31, 2012

The March 2012 quarter was the continuation of a transition period for T3 Motion. Beginning in late 2011, the Company began looking for new management to focus on improving the Company’s sales and marketing efforts and which culminated in the hiring of Rod Keller as CEO in March 2012. The Company also began to reduce its focus on building new products, which consumed resources in 2011, in favor of investing in sales and marketing efforts. Revenues increased by 30% over the December 2011 quarter on a 36% increase in unit sales to international customers in addition to higher price points, increased parts sales, and increased service revenues. Gross margins improved slightly from the December 2011 quarter, primarily on increased units, parts, and service sales which allowed for more efficient utilization of our assembly facility. Our backlog at March 31, 2012 was approximately $4.3 million compared to $2.9 million as of March 31, 2011 and backlog of $4.3 million at December 31, 2011. Of our $4.3 million backlog as of March 31, 2012, $0.6 million are for sales orders that can be shipped immediately and $3.7 million are blanket purchase orders expected to be shipped over the next year. Of the $4.3 million at December 31, 2011, $0.5 million were considered immediately shippable and $3.8 million were blanket purchase orders. We did not segregate our backlog in this manner at March 31, 2011. We ended the quarter with multiple new orders including 60 units sold within the last two weeks of the quarter. Sales wins during the quarter included new customers in Kuwait, Nigeria, Singapore, and South Africa and additional repeat orders from customers in the U.S. and France.

The Company continued to implement cost-savings measures which were started in the fourth quarter of 2011 and which are expected to continue in 2012. Operating expenses decreased by $1.4 million from the December 2011 quarter to the March 2012 quarter due to the combination of an impairment charge of $0.8 million in the December quarter in addition to $0.6 million in recurring expense reductions. A more detailed review of operations is included below.

Our product development team focused on enhancements and modifications to existing products as opposed to prior quarters work done on new products. The Company’s recent announcement of expansion into the broadcasting market is an example of an enhancement made to our T3 platform which allows us to sell into a specific market niche.

Management Change

In January 2012, Kelly Anderson, the Company’s former Chief Financial Officer, resigned to pursue other interests effective February 15, 2012 and Ki Nam, the Company’s Chief Executive Officer, assumed the role of acting Chief Financial Officer. In April 2012, the Company announced a management change whereby Mr. Nam, the Company’s Founder, Chairman of the Board of Directors and Chief Executive Officer, would resign his role as Chief Executive Officer and acting Chief Financial Officer, retain the role of Chairman of the Board, and continue to participate in the day to day operations of the Company as Chief Technology Officer. Concurrently, the Company announced the appointment of Rod Keller Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer.

From November 2010 to January 2012, Mr. Keller served as vice president and general manager of DIRECTV’s commercial business where he oversaw sales, marketing, finance, operations and product planning and played a key role in the substantial growth in revenues and market share for the business. From August 2008 to November 2010, Mr. Keller was the president and chief executive officer of Siemens Home and Office Communications where he oversaw operations and corporate strategy. From January 2007 to August 2008, Mr. Keller managed worldwide sales for Linksys, the consumer division of Cisco, playing a lead role in helping Linksys expand market share in

Europe, the Middle East, Africa and Asia Pacific. Mr. Keller holds a Bachelor’s Degree in Business Administration from Texas State University and is a member of the McCoy School of Business Advisory Board at Texas State University.

Mr. Keller and Mr. Carney will focus initially on a Company-wide review consisting of sales and marketing approaches and channels, operations and product fulfillment, product development, and cost structure.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011 (unaudited):

	Three Months Ended March 31,
	2012	2011
Net revenues	$1,405,074	$996,562
Cost of net revenues	1,294,194	956,932

Gross profit	110,880	39,630

Operating expenses:
Sales and marketing	419,620	311,750
Research and development	229,786	233,912
General and administrative	953,669	821,545

Total operating expenses	1,603,075	1,367,207

Loss from operations	(1,492,195)	(1,327,577)

Other income (expense):
Interest income	693	43
Other (expense) income, net	(10,541)	991,694
Interest expense	(71,341)	(303,945)

Total other (expense) income, net	(81,189)	687,792

Loss before provision for income taxes	(1,573,384)	(639,785)
Provision for income taxes	3,150	800

Net loss	(1,576,534)	(640,585)
Deemed dividend to preferred stockholders	—	(864,800)

Net loss attributable to common stockholders	$(1,576,534)	$(1,505,385)

Other comprehensive income:
Foreign currency translation adjustment	—	—

Comprehensive loss	$(1,576,534)	$(640,585)

Net loss attributable to common stockholders per share: basic and diluted	$(0.12)	$(0.30)

Weighted average number of common shares outstanding:
Basic and diluted	12,881,027	5,065,847

Net revenues. Net revenues are primarily from sales of the T3 Series, T3iSeries, power modules, chargers, related accessories and service for T3 units out of warranty. Net revenues increased $408,512, or 41.0%, to $1,405,074 for the three months ended March 31, 2012 compared to the same period of the prior year. The increase was primarily due to higher unit sales of the T3 series from 94 units shipped in the March 2011 quarter to 118 units shipped in the 2012 quarter at higher price points, and an increase in service revenues due to an increase in out of warranty T3 units. Sequentially, net revenues for the quarter ended March 31, 2012 increased $321,402, or 29.7%, from $1,083,672 in the fourth quarter of 2011 due to increased unit shipments from 89 units in the December 2011 quarter to 118 units in the March quarter.

Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations. Cost of net revenues increased $337,262, or 35.2%, to $1,294,194 for the three months ended March 31, 2012 compared to the same period of 2011. This increase in cost of net revenues is primarily attributable to the increase in net revenues.

Gross profit. Gross profit increased $71,250 to $110,880 for the three months ended March 31, 2012, compared to a gross profit of $39,630 for the same period of 2011. Gross profit margin was 7.9% and 4.0% of net revenues, respectively, for the three months ended March 31, 2012 and 2011, respectively. The improvement in gross margin % was due to increased efficiencies, cost savings measures, and an increase in higher margin service revenue. Sequentially, gross profit for the quarter ended March 31, 2012 increased $99,889 from $10,991 for the fourth quarter of 2011.

Operating expenses. Operating expenses increased $235,868, or 17.3%, to $1,603,075 for the three months ended March 31, 2012 compared to $1,367,207 for the same period in 2011. The increase was due to higher headcount related costs, tradeshows, and SEC compliance costs. Sequentially, operating expenses decreased $1,414,126 from $3,017,201 for the fourth quarter of 2011. The decrease was due to an approximately $800,000 impairment charge to research and development expenses in the December quarter that did not recur as well as additional cost savings from a reduction in employee headcount and reduced consulting, recruiting and product development expenditures, reflecting the implementation of cost reduction measures in late 2011.

Sales and marketing. Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expenses increased by $107,870, or 34.6%, to $419,620 for the three months ended March 31, 2012, compared to the same period of the prior year. The increase in sales and marketing expenses during the three months ended March 31, 2012 over the similar period in 2011 was primarily due to increased headcount, tradeshows, and higher commission expenses on increased revenues. During the 2011 quarter, the Company had limited resources to invest in sales and marketing efforts. After the May 2011 public offering, the Company began to promote sales with increased headcount, advertising and trade show participation. Sequentially, sales and marketing expenses decreased by $130,465 from $550,085 in the December 2011 quarter due to lower headcount, consulting, and trade show expenses.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by $4,126, or 1.7%, to $229,786 for the three months ended March 31, 2012 compared to the same period of the prior year. Sequentially, research and development costs decreased by $1,013,733 from $1,243,519 in the December 2011 quarter. Included in the December 2011 quarter was an approximately $800,000 impairment charge for tooling writeoffs. The remaining $200,000 decrease was due to reduced consulting and product development costs.

General and administrative. General and administrative expenses include executive compensation, corporate overhead, and SEC related compliance expenses. General and administrative expenses increased by $132,124, or 16.1%, to $953,669, for the three months ended March 31, 2012 compared to the same period of 2011. The increase during the three months ended March 31, 2012 was due to higher SEC related legal, accounting and filing fees in addition to higher insurance related costs. Sequentially, general and administrative expenses decreased $269,928 from $1,223,597 in the December 2011 quarter. The decrease was due to cost cutting measures including reduced consultants, investor relations, one-time recruiting charge for our CEO search, and the termination of the lease on one facility offset by higher insurance and SEC compliance costs.

Other income (expense), net. Other expenses increased by $768,981, to a $(81,189) expense for the three months ended March 31, 2012, from other income of $687,792 for the three months ended March 31, 2011. The increase was the combination of decreased cash and non-cash interest expense due to lower debt balances and a significant decrease in the gain on change in fair value of the mark-to-market of the Company’s derivative liabilities due to the reclassification of the derivatives to equity as a result of the transactions associated with the AMEX listing in May 2011.

Deemed dividend. Deemed dividend decreased by ($864,800) or (100%), to $0 for the three months ended March 31, 2012 compared to the same period of the prior year. The deemed dividend is the result of the amortization of the discount on the Series A convertible preferred stock which was converted into common stock as a result of the May 2011 public offering.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended March 31, 2012 was ($1,576,534), or ($0.12), per basic and diluted share compared to a loss of ($640,585), or ($0.30), per basic and diluted share, for the same period of the prior year.

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation charges for continuing operations for the quarters ended March 31, 2012 and 2011 and December 31, 2011 to show sequential quarterly change.

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with US GAAP operating results. For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses are excluded, primarily for depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time. The material limitation of non-GAAP EBITDAS compared with Net Income/Loss is that significant non-cash expenses are excluded. Management compensates for such limitation by utilizing EBITDAS only for particular purposes and evaluates EBITDAS in the context of other metrics such as Net Income/Loss when evaluating the Company’s performance and financial condition and for establishing compensation metrics for employees and management. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.

	Quarter ended (unaudited)
	March 31, 2012	December 31, 2011	March 31, 2011
EBITDAS:
Loss from operations	$(1,492,195)	$(3,006,210)	$(1,327,577)
Depreciation & Amortization	52,276	72,888	81,749
Share-based compensation	205,067	246,352	192,922

EBITDAS Loss	$(1,234,852)	$(2,686,970)	$(1,052,906)

Consolidated EBITDAS Loss for the quarter ended March 31, 2012 increased by approximately $182,000 from the March 2011 quarter and decreased by approximately $1,452,000 from the December 2011 quarter. The increase from the March 2011 quarter to the March 2012 quarter is the net effect of $71,000 of higher gross profit in 2012 offset by approximately $253,000 in higher operating expenses. The decrease from the December 2011 quarter to the March 2012 quarter is due to the combined effect of approximately $100,000 in increased gross profit margin, the $893,000 non-recurring tooling impairment charge taken in the December 2011 quarter, and a reduction of approximately $459,000 in other operating expenses from the December 2011 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

For the year ended December 31, 2011, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately $(54.9) million, a net loss of approximately ($5.5) million and we used cash in operations of approximately ($7.0) million which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(56.5) million as of March 31, 2012, and has a net loss of $(1.6) million and used cash in operations of $(1.7) million for the three months ended March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of sales and marketing, product and technology development and administrative activities. The Company believes that its working capital at March 31, 2012 of $1.9 million, together with the revenues from the sale of its products, and the continued implementation of its cost reduction strategy for material, production and service costs, is sufficient to sustain its planned operations into the second quarter of 2012; however, the Company cannot assure you of this and will require additional debt or equity financing in the future to maintain operations.

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

Until management achieves our cost reduction strategy and is able to generate sales to realize the benefits of the strategy and sufficiently increases cash flow from operations, we will require additional capital to meet our working capital requirements, debt service, research and development, capital requirements and compliance requirements. We intend to raise additional equity and/or debt financing to meet our working capital requirements.

Our principal sources of liquidity are cash and receivables. As of March 31, 2012, cash and cash equivalents were $530,581, or 15.7% of total assets, compared to $2,184,939, or 43.5% of total assets, as of December 31, 2011.

Cash Flows

For the three months ended March 31, 2012 and 2011

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was ($1,654,358) and ($803,136), respectively. Net cash flows used were primarily due to a net loss of ($1,576,534) offset by net non-cash reconciling items of $327,217 and cash used by net working capital changes of ($405,041).

For the three months ended March 31, 2011, cash flows used in operating activities related primarily to the net loss of ($640,585) and further due to net non-cash reconciling items of ($575,393) and reduced by net cash provided from working capital changes of $412,842.

There was no cash used in or provided by investing activities or financing activities for the three months ended March 31, 2012.

Net cash used in investing activities of ($1,849) for the three months ended March 31, 2011 are related to loans with related parties.

Net cash provided by financing activities of $825,194 for the three months ended March 31, 2011 are related to proceeds from the related party notes payable of $1,000,000, offset by repayments of notes payable of $150,000 and payment of deferred offering costs of $24,806.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material control weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency represents a material control weakness.

3. We did not maintain sufficient process controls over changes to our bill of materials and inventory management. Specifically, production and bill of material changes were not documented and accounted for properly, the warehouse was not locked during business hours and research and development parts were incorrectly identified in the warehouse. Management evaluated the impact of these control deficiencies and determined that in the aggregate they represent a material control weakness.

Remediation of Material Weaknesses. To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented.

We are attempting to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by refining our internal procedures (see below).

We have initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting as they are designed to remediate the material weaknesses as described above:

•

We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources. On April 2, 2012, we hired a new Chief Financial Officer who has over eight years of SEC reporting experience including Sarbanes-Oxley 404 compliance and documentation.

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

•	We have conducted cycle counts subsequent to year end to ensure that our process changes to our inventory management have been properly implemented.

•	We are evaluating our production facility floorplan and enhancing our inventory security procedures and procedures over research and development materials to improve our inventory management.

We do not expect to have fully remediated these material weaknesses until management has implemented additional internal controls and procedures, tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012, except for the following risk factors:

Risks Related to Our Company and Our Industry

We have a history of losses and we expect to continue to have additional net losses in the near future, which could cause the value of our securities to decline and may even cause our business to fail.

We have generated net losses since our inception (March 16, 2006). Our net loss for the three months ended March 31, 2012 was approximately $(1,577,000). Our net losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 were approximately $(5.5 million), $(8.3 million), $(6.7 million), $(12.3 million) and $(8.6 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the near future, we will require additional financings in 2012. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions as well as the ability to obtain the consent from at least our 67% in interest of certain major investors that acquired our Class H and I warrants in connection with our May 2011 public offering. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2011 and 2010 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of March 31, 2012, December 31, 2011, and 2010 was approximately

$(56.5 million), $(54.9 million), and $(45.1 million), respectively. At March 31, 2012 and December 31, 2011, we had working capital of $1.9 million and $3.0 million, respectively, and cash and cash equivalents (including restricted cash) of $540,581 and $2,194,939, respectively.

While management plans to continue to implement a cost reduction strategy and is seeking to increase our cash flow from operations, we cannot assure you that we will be successful in this regard. Since inception, we have used cash in excess of operating revenues. Until management achieves its cost reduction strategy and is able to generate significantly higher sales to realize the benefits of the strategy, and significantly increase our cash flow from operations, we may require additional capital to meet our working capital requirements, achieve our expansion plans and fund our research and development. We plan to continue to raise additional equity or debt financing to meet our working capital requirements. If we fail as a going concern, our shares of common stock will hold little or no value.

We rely on a small number of senior executives to manage the Company. We have recently hired new senior management who have a limited history with the Company. New management may be limited in their effectiveness, may be inefficient, or may miss opportunities or problems due to their inexperience with the Company. We may need to replace one or both of our new executives. The new management may implement new strategies or plans that result in additional losses or loss of shareholder value.

The Company’s former Chief Financial Officer resigned effective February 15, 2012. On April 2, 2012, the Company’s Founder, Chairman of the Board of Directors, and Chief Executive Officer resigned as Chief Executive Officer and assumed the role of Chief Technology Officer. Concurrently, the Company appointed Rod Keller, Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer. Neither of these individuals has previous experience with the Company, its competitors, or its markets. Both individuals will be responsible for the establishment and management of new operating plans and growth strategies which may be unsuccessful, incomplete, or flawed. If one or both of the new executives are unable to properly perform their duties in their respective positions, the Company’s competitive advantages may be negatively impacted, additional costs may be incurred, and additional time spent recruiting their replacement. This may result in costly time delays for the implementation of sales growth strategies, cost reduction measures or future product launches. Any of these events could increase our operating losses and require additional capital which may be dilutive to investors.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Our directors and executive officers controlled at least 61.2% of our outstanding shares of common stock that are entitled to vote on all corporate actions as of May 1, 2012. In particular, our controlling stockholder, Chairman and Chief Technology Officer, Ki Nam, together with his children, owns 29.5% of the outstanding shares of common stock and the Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund collectively own 31.7%. The Vision funds and Mr. Nam are among the investors granted certain contractual rights regarding dilutive financings and certain change of control transactions, and together with their common stock holdings, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Furthermore, these financings may require the consent of a supermajority in interest of certain major purchasers of our recent Class H and I warrants. If we are unable to obtain such consent, we may be unable to obtain such financing and our ability to operate our business will be adversely affected.

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

Furthermore, certain mergers where stockholders may receive cash or non-publicly traded securities require the consent of a supermajority in interest of certain major purchasers of our recent Class H and I warrants. If we are unable to obtain such consent, we may be unable to obtain consummate mergers or sales of our company that may be favorable to stockholders. Such provisions could also deter potential buyers from initiating an offer.

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

Our common stock is listed on AMEX. Such listing, however, is not guaranteed. If we do not meet AMEX continued listing requirements, our common stock could be delisted. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters from the May 2011 public offering of our securities are not obligated to make a market in our securities, and even after making a market, can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	T3 MOTION, INC.

	By:	/s/ Rod Keller
Rod Keller
Chief Executive Officer

Date: May 15, 2012
	By:	/s/ Domonic J. Carney
Domonic J. Carney
Executive Vice President and Chief Financial Officer