Form 10-Q
period 2012-06-30
T3 Motion, Inc.
filed 2012-08-14
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 12,906,027.

T3 MOTION, INC.

INDEX TO FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$230,112	$2,184,939
Restricted cash	10,000	10,000
Accounts receivable, net of allowance of $38,450 and $47,450, respectively	547,585	553,725
Inventories	1,587,885	1,800,400
Prepaid expenses and other current assets	280,470	163,862
Total current assets	2,656,052	4,712,926
Property and equipment, net	165,581	271,373
Deposits	37,633	37,601
Total assets	$2,859,266	$5,021,900

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,150,283	$666,416
Accrued expenses	769,982	781,104
Derivative liabilities	90,782	45,450
Current portion of related party notes payable, net of debt discounts	300,000	254,024
Total current liabilities	2,311,047	1,746,994

Long-term liabilities:
Related party notes payable, net of current portion	1,000,000	1,000,000
Total liabilities	3,311,047	2,746,994

Commitments and contingencies

Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 12,906,027 and 12,881,027 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	12,906	12,881
Additional paid-in capital	57,515,976	57,143,953
Accumulated deficit	(57,985,032)	(54,886,297)
Accumulated other comprehensive income	4,369	4,369
Total stockholders’ (deficit) equity	(451,781)	2,274,906
Total liabilities and stockholders’ (deficit) equity	$2,859,266	$5,021,900

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$1,456,245	$1,330,966	$2,861,319	$2,327,528
Cost of net revenues	1,186,653	1,178,864	2,480,847	2,135,796
Gross profit	269,592	152,102	380,472	191,732

Operating expenses:
Sales and marketing	560,546	332,259	980,166	644,009
Research and development	236,018	226,647	465,804	460,559
General and administrative	911,855	925,335	1,865,524	1,746,880
Total operating expenses	1,708,419	1,484,241	3,311,494	2,851,448

Loss from operations	(1,438,827)	(1,332,139)	(2,931,022)	(2,659,716)

Other income (expense):
Interest income	117	1,778	810	1,821
Other income (expense), net	(34,611)	831,487	(45,152)	1,823,181
Interest expense	(48,880)	(169,507)	(120,221)	(473,452)
Total other income (expense), net	(83,374)	663,758	(164,563)	1,351,550

Loss before provision for income taxes	(1,522,201)	(668,381)	(3,095,585)	(1,308,166)
Provision for income taxes	—	—	3,150	800
Net loss	(1,522,201)	(668,381)	(3,098,735)	(1,308,966)
Deemed dividend to preferred stockholders	—	(3,398,269)	—	(4,263,069)

Net loss attributable to common stockholders	$(1,522,201)	$(4,066,650)	$(3,098,735)	$(5,572,035)

Other comprehensive income:
Foreign currency translation income	—	—	—	—
Comprehensive loss	$(1,522,201)	$(668,381)	$(3,098,735)	$(1,308,966)

Net loss per share: basic and diluted	$(0.12)	$(0.47)	$(0.24)	$(0.81)

Weighted average number of common shares outstanding:
Basic and diluted	12,884,049	8,672,880	12,882,538	6,879,353

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY FOR THE SIX

MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
BALANCE — December 31, 2011	—	$—	12,881,027	$12,881	$57,143,953	$(54,886,297)	$4,369	$2,274,906
Share-based compensation expense	—	—	25,000	25	372,023	—	—	372,048
Net loss	—	—	—	—	—	(3,098,735)	—	(3,098,735)

BALANCE — June 30, 2012	—	$—	12,906,027	$12,906	$57,515,976	$(57,985,032)	$4,369	$(451,781)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,098,735)	$(1,308,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,792	159,722
Warranty expense	55,208	50,214
Share-based compensation expense	372,048	416,585
Change in fair value of derivative liabilities	45,332	(1,824,788)
Amortization of debt discounts	45,976	137,573
Change in operating assets and liabilities:
Accounts receivable	6,140	(244,454)
Inventories	212,515	85,612
Prepaid expenses and other current assets	(116,608)	(502,939)
Deposits	(32)	(33)
Accounts payable and accrued expenses	417,537	(835,203)
Related party payables	—	(51,973)
Net cash used in operating activities	(1,954,827)	(3,918,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	—	(3,698)
Purchases of property and equipment	—	(2,040)
Net cash used in investing activities	—	(5,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	1,300,000
Proceeds from sale of common stock units, net of offering costs	—	8,999,342
Repayment of note payable	—	(243,468)
Repayment of related party notes payable	—	(1,000,000)
Net cash provided by financing activities	—	9,055,874
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,954,827)	5,131,486
CASH AND CASH EQUIVALENTS — beginning of period	2,184,939	123,861
CASH AND CASH EQUIVALENTS — end of period	$230,112	$5,255,347

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$74,245	$266,838
Income taxes	$3,150	$800

Supplemental disclosure of non cash activities:

Conversion of notes payable and accrued interest to common stock units	$—	$6,198,949
Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable to common stock units	$—	$702,605
Reclassification of derivative liability to equity due to price adjustments on warrants	$—	$2,388,503
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$—	$4,182,992
Amortization of preferred stock discount related to conversion feature and warrants	$—	$4,263,069
Debt discount based on relative fair value of warrant issued in connection with related party notes payable	$—	$113,572
Conversion of preferred stock to common stock	$—	$11,503

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

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and disclosed such events in Note 9 below.

Going Concern

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at June 30, 2012, the Company had an accumulated deficit of $(57,985,032) and cash and cash equivalents (including restricted cash) of $240,112, and used cash in operations of $(1,954,827) for the six months ended June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: collectability of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of share-based transactions, valuation of derivative liabilities and realizability of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At June 30, 2012, the Company did not have any cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit as of June 30, 2012 and December 31, 2011 was $10,000.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. As of June 30, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $38,450 and $47,450, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of June 30, 2012, no single customer accounted for more than 10% of total accounts receivable and as of December 31, 2011, one customer accounted for approximately 15% of total accounts receivable. No customers represented more than 10% of net revenues for the three and six months ended June 30, 2012 and 2011, respectively.

Accounts Payable

As of June 30, 2012, no vendors accounted for more than 10% of total accounts payable, and as of December 31, 2011, one vendor accounted for approximately 13% of total accounts payable. Three vendors accounted for approximately 36% and two vendors accounted for approximately 19% of purchases for the three months ended June 30, 2012 and 2011, respectively, and no single vendor accounted for more than 10% and three vendors accounted for approximately 44% of purchases for the six months ended June 30, 2012 and 2011, respectively.

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

        The Company recognizes the fair value of restricted stock awards issued to employees as stock-based compensation expense on a straight-line basis over the vesting period for the last separately vesting portion of the awards. Fair value is determined as the difference between the closing price of our common stock on the grant date and the purchase price of the restricted stock award, if any, reduced by expected forfeitures.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Shares representing “if exercised” options and warrants of approximately 12.9 million and 12.1 million shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss	$(1,522,201)	$(668,381)	$(3,098,735)	$(1,308,966)
Deemed dividend to preferred stockholders	—	(3,398,269)	—	(4,263,069)

Net loss attributable to common stockholders	$(1,522,201)	$(4,066,650)	$(3,098,735)	$(5,572,035)

Weighted average number of common shares outstanding:
Basic and diluted	12,884,049	8,672,880	12,882,538	6,879,353
Net loss per share:
Basic and diluted	$(0.12)	$(0.47)	$(0.24)	$(0.81)

Business Segments

The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012		2011	2012		2011
Product	Net revenues	(unaudited)	Net revenues	Net revenues	(unaudited)	Net revenues
T3 Series domestic	$1,169,682		$1,009,158	$2,132,451		$1,732,541
T3 Series International	286,563		321,808	728,868		594,987

	$1,456,245		$1,330,966	$2,861,319		$2,327,528

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Raw materials	$1,123,279	$1,286,454
Work-in-process	338,875	193,193
Finished goods	125,731	320,753

	$1,587,885	$1,800,400

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Prepaid inventory	$98,508	$56,301
Prepaid expenses and other current assets	181,962	107,561

	$280,470	$163,862

NOTE 4 — RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts, consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Note payable to Ki Nam, 12% interest rate, due April 25, 2013, net of discount of $0 and $45,976, respectively.	$300,000	$254,024

Note payable to Alfonso and Mercy Cordero, 10% interest, due October 1, 2013.	1,000,000	1,000,000

Less current portion	(300,000)	(254,024)

	$1,000,000	$1,000,000

2011 Note payable to Ki Nam

On June 30, 2011, the Company entered into a loan agreement with Mr. Nam, the Company’s Chairman of the Board of Directors and founder, for previous advances of $300,000 (the “2011 Note”). The 2011 Note bears interest at 12% per annum and was originally scheduled to mature on April 25, 2012, subject to an automatic one year extension. The 2011 Note was not repaid on April 25, 2012 and therefore was extended for an additional year. Interest payments are due monthly commencing on July 1, 2011. The Company recorded interest expense of $9,000 and $0 based on the stated interest rate for the 2011 Note for the three months ended June 30, 2012 and 2011, respectively, and $18,000 and $0 for the six months ended June 30, 2012 and 2011, respectively, and had accrued interest payable of $3,000 as of June 30, 2012 and December 31, 2011.

In connection with the 2011 Note, the Company granted to Mr. Nam a Class J warrant to purchase 50,000 shares of common stock at an exercise price of $3.50 per share and expiring in April 2016. The Company recorded a debt discount of $113,572 upon the issuance of the warrant in connection with the 2011 Note which represents the relative fair value of the warrant calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. The Company recorded non-cash interest expense of $12,409 and $28,694 for the three months ended June 30, 2012 and 2011 and $45,976 and $28,694 for the six months ended June 30, 2012 and 2011, respectively, related to the amortization of the debt discount. The unamortized discount as of June 30, 2012 and December 31, 2011 is $0 and $45,976, respectively.

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month until the maturity date of October 1, 2013. The Company recorded interest expense of $25,000 and $50,000 for each of the three and six months ended June 30, 2012 and 2011, respectively, and had accrued interest of $8,333 as of June 30, 2012 and December 31, 2011.

The Company may prepay the Note in full, but not in part. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At June 30, 2012, the Company is in compliance with all terms of the Note.

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

June 30, 2012
(unaudited)
Annual dividend yield	0%
Expected life (years)	1.71-3.08
Risk-free interest rate	0.33-0.51%
Expected volatility	124%-153%

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

During the three and six months ended June 30, 2012, the Company recorded other expense of ($34,613) and ($45,332), respectively, related to the change in fair value of the warrants and is included in other (expense) income, net in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2011, the Company recorded other income of $835,051 and $1,824,788 relating to the change in fair value of the warrants remaining in 2011 in addition to the change in fair value of embedded conversion options existing as of June 30, 2011 but which were converted into common stock in May 2011 in conjunction with the Company’s public offering.

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	Warrants	Level 3 Carrying Value June 30, 2012	Level 3 Carrying Value December 31, 2011
		(unaudited)

Ki Nam warrants, exercise price of $7.87/share; expire in 2014	27,478	$5,503	$2,658
Immersive warrants, exercise price of $4.68/share; expire in 2015	198,764	85,279	42,792

Total	226,242	$90,782	$45,450

Increase in fair value		$45,332

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

The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock compensation expense — cost of net revenues	$8,041	$11,190	$16,309	$23,333
Stock compensation expense — sales and marketing	32,174	24,456	70,176	49,680
Stock compensation expense — research and development	25,687	25,715	53,339	48,870
Stock compensation expense — general and administrative	101,079	162,302	232,224	294,702
Total stock compensation expense	$166,981	$223,663	$372,048	$416,585

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the six months ended June 30, 2012 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2012	1,017,351	$4.98

Options granted	885,000	0.63

Options exercised	—	—

Options forfeited	(113,229)	5.00

Options cancelled	—	—
Total options outstanding — June 30, 2012	1,789,122	$2.83	8.34	$133,200
Options exercisable — June 30, 2012	692,916	$4.81	6.58	$30,000
Options vested and expected to vest — June 30, 2012	1,754,882	$2.85	8.33	$130,309
Options available for grant under the 2010 Plan at June 30, 2012	1,689,278

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012 (unaudited):

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
100,000	4.46	$0.49	100,000	$0.49
25,000	9.63	$0.59	25,000	$0.59
860,000	9.76	$0.63	—	$0.63
540,622	8.14	$5.00	306,812	$5.00
163,500	5.54	$6.00	161,104	$6.00
100,000	5.45	$7.70	100,000	$7.70

1,789,122	8.34	$2.83	692,916	$4.81

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

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company, along with certain other pertinent information:

June 30, 2012
(unaudited)
Expected term (in years)	5.00 - 5.86
Expected volatility	166 - 170%
Risk-free interest rate	0.8 - 1.3%
Expected dividends	—
Forfeiture rate	2.8%
Weighted average grant date fair value per share	$0.60

At June 30, 2012, the amount of unearned stock-based compensation currently estimated to be expensed from fiscal 2012 through 2015 related to unvested common stock options is approximately $1.38 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.5 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Restricted Stock

On April 2, 2012, the Company agreed to issue 25,000 shares of restricted stock to Domonic J. Carney, the Company’s Chief Financial Officer, in accordance with Mr. Carney’s employment agreement. The shares were valued as of April 2, 2012, the date of Mr. Carney’s employment agreement, the date all pertinent factors were fixed and the date the Company and Mr. Carney reached a mutual understanding of the key terms of the award at $15,750 or $0.63 per share, the closing market price. The shares were formally issued on June 19, 2012. The shares are restricted until October 2, 2012. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the Company's restricted stock awards is presented below:

	Restricted Stock Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Balance outstanding at January 1, 2012	-	$-
Restricted stock granted	25,000	0.63
Restricted stock vested	-	-
Restricted stock forfeited	-	-

Balance outstanding at June 30, 2012	25,000	$0.63

The weighted-average fair value per share of the restricted stock granted in 2012 was calculated based on the fair market value of the Company's common stock on the grant date.  At June 30, 2012, the amount of unearned stock-based compensation currently estimated to be expensed in 2012 related to unvested restricted stock awards is $7,875, net of estimated forfeitures. The period over which the unearned stock-based compensation is expected to be recognized is approximately 0.25 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense or calculate and record additional expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional restricted stock awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. There were no warrants granted, cancelled, or exercised during the six months ended June 30, 2012.

A list of the warrants outstanding as of June 30, 2012 is included in the table below:

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

The following table presents the changes in the product warranty accrual for the six months ended June 30 (unaudited):

	2012	2011
Beginning balance, January 1,	$123,692	$165,641
Charged to cost of revenues	55,208	50,214
Usage	(39,434)	(54,425)
Ending balance, June 30,	$139,466	$161,430

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

Controlling Ownership

Mr. Nam, the Company’s Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 29.5% of the outstanding shares of the Company’s common stock.

Related Party Notes Payable — see Note 4

NOTE 9 — SUBSEQUENT EVENTS

Management Change

On July 17, 2012, Ki Nam, founder of T3 Motion, assumed the role of Chief Executive Officer of R3 Motion Inc. (“R3 Motion”), a wholly owned subsidiary of T3 Motion Inc., that will focus on launching the R3 Motion consumer vehicle. Mr. Nam and R3 Motion will seek joint venture partners for this new endeavor to bring the R3 Motion into production. R3 Motion will have an exclusive licensing arrangement with T3 Motion for all intellectual property related to the design and production of the R3 Motion consumer vehicle. In addition, R3 Motion will become the exclusive marketing agent of T3 Motion products in the Republic of Korea.

On July 17, 2012, the Company and Ki Nam entered into a binding term sheet (the “Term Sheet”) setting forth the understandings of the parties with respect to R3 Motion, including Mr. Nam’s role with this entity. Pursuant to the Term Sheet, Mr. Nam agreed to resign from his position as an officer, employee and chairman of the board of directors of the Company and become the chief executive officer of R3 Motion. The Company agreed to pay Mr. Nam’s compensation until such time, if ever, as R3 Motion raises gross proceeds of at least $500,000, at which time R3 Motion would assume the payment obligations. The Company also agreed that within 45 days following the effective date, all of the members of its board, including Mr. Nam, would be appointed to serve as a members of the board of directors of R3 Motion until the Company owns less than 40% of the voting stock of R3 Motion, at which time all of such directors, other than Mr. Nam, will tender their resignations to R3 Motion.

The Term Sheet provides that the parties will negotiate in good faith to enter into a definitive agreement within 90 days after the effective date pursuant to which the Company will grant R3 Motion an exclusive license to all of its patents and other intellectual property that the Company deems necessary for the production of the R3 Motion consumer vehicle (the “License Agreement”). The License Agreement will have an initial term of 18 months during which R3 Motion must achieve certain benchmarks to be negotiated by the parties, including those relating to securing third party financing and development of a production plan. If the established benchmarks are achieved, the License Agreement will be extended for an additional 18-month period during which R3 Motion must achieve certain additional benchmarks, including those relating to the production and marketing of the R3 Motion vehicle. If the additional benchmarks are achieved, the license will become perpetual and R3 Motion will become obligated to pay the Company a 2% royalty on sales of products under the License Agreement for a period of five years.

On July 17, 2012, R3 Motion and the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Nam that provides for a base salary of $190,000 and an annual discretionary bonus upon the attainment of certain performance goals to be established annually by R3 Motion’s board of directors or compensation committee. The Employment Agreement has an initial term of two years, subject to automatic successive one year renewal periods unless either party provides notice of its decision not to renew upon the expiration of the then current term. In the event Mr. Nam’s employment is terminated by R3 Motion by notice of non-renewal or if Mr. Nam resigns for good reason, he is entitled to severance equal to his base salary and medical benefits for the longer of (i) the balance of the then current term or (ii) six months.

On July 17, 2012, Mr. Nam was granted an option to purchase 250,000 shares of the Company’s common stock under its 2010 Stock Incentive Plan at an exercise price equal to $0.72 per share, the fair market value on such date. Twenty-five percent of the option will vest on the first year anniversary of the grant date with the balance vesting in 24 equal monthly installments thereafter, subject to acceleration upon a change in control of the Company, as defined in the Employment Agreement.

Change to the Company’s Board of Directors

On August 6, 2012, the Company’s Board of Directors approved a change in the Company’s bylaws allowing an increase in the number of Directors from five to seven.

On August 6, 2012, after the approval of the increase of Directors under the bylaws, the Company’s Board of Directors appointed Rod Keller Jr., the Company’s Chief Executive Officer, as a Director of the Company. Under the terms of Mr. Keller’s employment agreement, the Company was required to appoint Mr. Keller as a Director within 120 days of the beginning of his employment. Mr. Keller will receive no additional compensation as a result of this appointment and has not been appointed to any of the Board of Directors’ committees.

JMJ Financial $1 Million Convertible Note Payable

On July 10, 2012, the Company entered into a Securities Purchase Agreement with JMJ Financial (“JMJ”). In connection with the July 10, 2012 Purchase Agreement, the Company and JMJ also entered into a Secured Promissory Note Agreement (the “Note”) and a Security Agreement. Under these agreements, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of $275,000. JMJ delivered net proceeds to the Company in the amount of $250,000. The Note was converted into the Convertible Note described below.

Prior to the execution of the Purchase Agreement described below, the Company’s Board of Directors authorized an exercise price change of the Company’s Series I warrants to $0.60 per warrant. The Series I warrants were originally issued in conjunction with the Company’s public offering and initially had an exercise price of $3.50 per warrant and expire in May 2016. The Series I warrants were subject to a negative covenant agreement dated May 19, 2011 and which incorporated into the public offering in May 2011 and which provided that, with limited exceptions, that issuances of the Company’s Common Stock or Common Stock Equivalents are prohibited if they are deemed issued for a price less than the exercise price of the Series I warrants. The price change to $0.60 is effective immediately. The price change affects all 4,943,557 Series I warrants outstanding. Assuming full exercise of all Series I warrants outstanding, the Company would receive cash proceeds of $2,966,134 under the revised pricing as compared to $17,302,450 under the original pricing.

On August 10, 2012, the Company entered into a second Securities Purchase Agreement (the “Purchase Agreement”) with JMJ Financial (“JMJ”). In connection with the Purchase Agreement, the Company and JMJ also entered into a Secured Convertible Note Agreement (the “Convertible Note”), a Security Agreement, and a Warrant Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of up to $1,000,000 (the “Loan”) with an initial draw of $525,000. Pursuant to the terms of the Security Agreement, the Loan is secured by all assets of the Company. JMJ delivered net proceeds to the Company in the amount of $250,000 and repaid outstanding principal of $275,000 on the Note with proceeds from the Convertible Note. The Convertible Note is due the earlier of December 31, 2012 or upon the successful raise of at least $3,000,000 of invested capital and bears interest at a 10% annual rate with a guaranteed minimum interest rate of 3% for funds advanced. In addition, the Company will pay an origination fee of $26,250 payable in 43,750 shares of restricted Common Stock of the Company. Additional draws of up to $475,000 are available under the Convertible Note at the discretion of the lender. For the initial $525,000 draw, the conversion price is $1.31 per share of the Company’s common stock. The conversion prices for any future principal draws are subject to change and limitations based on future market conditions.

Under the terms of the Warrant Agreement, the Company is obligated to issue up to 1,025,000 warrants with an exercise price of $0.60 per warrant with an expiration date of four years after issuance. The initial warrant issuance will be 550,000 warrants with additional warrants issuable at a rate of one warrant for each $1 of principal advanced.

NYSE MKT Plan Acceptance

On August 10, 2012, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until November 20, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

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

NYSE MKT Notification

On June 1, 2012, the Company was notified by NYSE MKT, LLC (“NYSE MKT”, or the “Exchange”) that its review of the Company’s publicly-available information indicated that the Company was not in compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide (the “Company Guide”) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether it will be able to continue operations and/or meet its obligations as they mature. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide.

In order to maintain its NYSE MKT listing, the Company submitted a plan to NYSE MKT on July 2, 2012 addressing how it intends to regain compliance with Section 1003(a)(iv) of the Company Guide by November 20, 2012 (the “Plan”). On August 10, 2012, the Exchange notified the Company that it accepted the Company’s Plan and granted the Company an extension until November 20, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

Going Concern

The Company expects to continue to incur additional operating losses from costs related to the continuation of our commercial expansion and administrative activities.

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

Management Change

On July 17, 2012, Ki Nam, founder of T3 Motion, assumed the role of Chief Executive Officer of R3 Motion Inc. (“R3 Motion”), a wholly owned subsidiary of T3 Motion Inc., that will focus on launching the R3 Motion consumer vehicle. The Company and Ki Nam entered into a binding term sheet (the “Term Sheet) setting forth the understandings of the parties with respect to R3 Motion, including Mr. Nam’s role with this entity. Pursuant to the Term Sheet, Mr. Nam agreed to resign from his position as an officer, employee and chairman of the board of directors of the Company and become the chief executive officer of R3 Motion.

Business activity for the three and six months ended June 30, 2012

The three and six months ended June 2012 was the continuation of a transition period for T3 Motion. Beginning in late 2011, the Company began looking for new management to focus on improving the Company’s sales and marketing efforts and which culminated in the hiring of Rod Keller as CEO in March 2012. The Company also began to reduce its focus on building new products, which consumed resources in 2011, in favor of investing in sales and marketing efforts. New management has created a three pronged strategy and intends to focus the Company towards profitability. The strategy consists of: i) Increase revenues through new sales channels, ii) improve profit margins through supply chain efficiencies and production assembly improvements, and iii) restructure and optimize operating expenses.

Revenue growth focus and new go-to-market strategy

Our revenues for the quarters ended June 30, 2012 and March 31, 2012 showed little growth and were the result of reliance on a direct sales channel in North America and a limited indirect sales channel for selected international markets.

In June 2012, the Company announced the revitalization and expansion of its indirect sales channel in North America. New management believes that the addition of new indirect sales partners will drive significant top line revenue growth; allow for improvement in gross profit margins through improvements in production and supply chain efficiency, and improve the end-user experience with T3 Motion products through improved retail customer access and service.

In June 2012, we announced changes to our indirect sales channel including marketing incentives in order to add new dealers and recertification of existing dealers such as dealer floor plan financing options, exclusive sales districts, and marketing co-op funds in exchange for minimum non-returnable unit order minimums from new and existing dealers. Within two weeks of this announcement, we received orders from two new dealers located in Southern California and Ohio for a total of thirty T3 units. To date, since the new program was implemented, we have signed up 14 new dealer locations and recertified one existing dealer. Through July 31, 2012 our new dealer program has resulted in additional orders of $1.83 million for T3 units and parts, representing 208 units for shipment expected in the second half of 2012. Further, effective August 2012, we changed our pricing to better align with our costs of doing business and which included a 5% increase to the wholesale unit price as well as changes to our service, accessories and parts pricing.

By the end of the third quarter of 2012, we will require each dealer-reseller to provide service for new and existing T3 units and to purchase a minimum number of T3 units each quarter in order to retain exclusive territories and the other dealer perks. For the rest of 2012, we intend to pursue partnerships into the top 50 North American markets with those dealers who currently sell similar motorized and electric vehicles such as motorcycles, ATVs, golf carts, snow machines, and other personal electric vehicles.

To help implement and manage this strategy, in June 2012 we hired Ms. Monique Apter, formerly VP of North American sales for Segway, Inc. Ms. Apter brings 11 years of experience building and managing similar sales strategies at Segway. We have also reorganized our North American sales force away from the previous direct sales strategy and towards the indirect sales channel.

In addition, during the quarter ended June 30, 2012 we began to review our product line and product benefit attributes. Our intention moving into the second half of 2012 is to focus on building and enhancing our sales and marketing resources in order to provide improved product benefit analysis and communications to our current and potential customer base and to allow us to quickly assess new product market niches. Later in 2012, we will focus additional efforts on expansion into selected profitable international markets which we believe have the best commercial prospects.

Manufacturing assembly and production strategy

Product volumes for the quarter ended June 30, 2012 were similar to those in the prior quarters. However, as our dealer volume increases, we will be required to make changes to our production assembly. In June 2012, coinciding with the new go-to-market strategy, we simplified our indirect sales channel product offering by selling a more consistent base T3 unit and packages of parts and accessories. In the past, many of our T3 unit sales were “built to order” which required additional assembly costs and inefficient production practices. With the dealer network, our customers can still receive the same customized T3 units, but most of the add-ons will be completed at the dealer site, as opposed to our production facility. We believe that this change, in addition to future efficiencies in assembly and improved supply chain economies of scale, will improve our gross profit margins. Some of these changes were implemented in the June 2012 quarter and were responsible for improving our unit sales margins from 4.5% of revenues in the March 2012 quarter to 16.4% in the June 2012 quarter.

Restructure and revise operating expense structure

We continue to focus on tight cost containment in order to implement a revised and profitable business model. Net of a large, impairment charge of $800,000 in the December 2011 quarter that we do not expect to incur in the future, the equivalent quarterly operating expense comparison was approximately $2.2 million in operating expenses compared to $1.7 million in the June 2012 quarter and $1.6 million in the March 2012 quarter. During the June quarter, our cash basis expenses increased from the prior quarter due to the costs of new management and we did not see the full impact of the changes made to the cost structure in both the March and June quarters. We eliminated costs that we do not expect to incur in the future by approximately $300,000 in June related to consulting for our new sales channel efforts, terminated marketing related costs, reorganization charges and management transition costs. We expect to continue to focus on our operating expense structure for the remainder of 2012.

Results of Operations

The following table sets forth the results of our operations for the three and six months ended June 30, 2012 and 2011 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$1,456,245	$1,330,966	$2,861,319	$2,327,528
Cost of net revenues	1,186,653	1,178,864	2,480,847	2,135,796
Gross profit	269,592	152,102	380,472	191,732

Operating Expenses:
Sales and marketing	560,546	332,259	980,166	644,009
Research and development	236,018	226,647	465,804	460,559
General and administrative	911,855	925,335	1,865,524	1,746,880

Total operating expenses	1,708,419	1,484,241	3,311,494	2,851,448

Loss from operations	(1,438,827)	(1,332,139)	(2,931,022)	(2,659,716)

Other income (expense):
Interest income	117	1,778	810	1,821
Other income, net	(34,611)	831,487	(45,152)	1,823,181
Interest expense	(48,880)	(169,507)	(120,221)	(473,452)
Total other income, net	(83,374)	663,758	(164,563)	1,351,550

Loss before provision for income tax	(1,522,201)	(668,381)	(3,095,585)	(1,308,166)
Provision for income tax	—	—	3,150	800
Net loss	(1,522,201)	(668,381)	(3,098,735)	(1,308,966)
Deemed dividend to preferred stockholders	—	(3,398,269)	—	(4,263,069)

Net loss attributable to common stockholders	$(1,522,201)	$(4,066,650)	$(3,098,735)	$(5,572,035)

Other comprehensive income:
Foreign currency translation income	—	—	—	—
Comprehensive loss	$(1,522,201)	$(668,381)	$(3,098,735)	$(1,308,966)

Net revenues. Net revenues are primarily from sales of the T3 Series, T3 iSeries, power modules, chargers, related accessories and service for T3 units out of warranty. Net revenues increased $125,279, or 9.4%, to $1,456,245 for the three months ended June 30, 2012 compared to the same period of the prior year. The increase was primarily due to increased service revenues caused by an aging installation fleet. Despite lower unit sales of the T3 series from 126 units shipped in the June 2011 quarter to 114 units shipped in the 2012 quarter, unit revenue was flat due to higher price points and an increase in accessories sold.

Net revenues increased $533,791, or 22.9% to $2,861,319 for the six months ended June 30, 2012 compared to the same period of the prior year. The increase was due to the sale of 12 more units at higher price points, additional accessories, and an increase of approximately $261,000 in service revenues due to an aging of the installation fleet.

Cost of net revenues and gross profit. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations. Cost of net revenues increased $7,789, or 0.7%, to $1,186,653 for the three months ended June 30, 2012 and by $345,051, or 16.2% to $2,480,847 for the six months ended June 30, 2012 compared to the corresponding periods of 2011. Gross profit margin increased $117,490 to $269,592 for the three months ended June 30, 2012 over the June 30, 2011 quarter and increased $188,740 to $380,472 for the six months ended June 30, 2012 over the corresponding 2011 period. Gross profit margin was 18.5% and 11.4% of net revenues, respectively, for the three months ended June 30, 2012 and 2011, respectively and was 13.3% and 8.2% of net revenues for the six months ended June 30, 2012 and 2011 respectively. The improvement in the June 2012 quarter and six months gross margin % was due to materials cost savings measures, and an increase in higher margin service revenue.

Operating expenses. Operating expenses consists of recurring costs including headcount, professional services, overhead, travel, sales commissions, marketing expenses, depreciation and stock compensation expenses; and project costs, consulting, and transition expenses that we do not expect to incur in the future (costs incurred from the change of new management). Operating expenses increased $224,178, or 15.1%, to $1,708,419 for the three months ended June 30, 2012 compared to $1,484,241 for the same period in 2011 and increased approximately $460,000 or 16.1% to $3,311,494 for the six months ended June 30, 2012 compared to $2,851,448 for the same period in 2011. The increase was due to higher headcount related costs, tradeshows, and SEC compliance costs. Sequentially, operating expenses increased approximately $105,000 from $1,603,075 for the first quarter of 2012 due to increased costs of new management salaries. The June 2012 quarter was one of transition from prior management to the new management team and does not fully reflect the changes to our cost structure on a recurring basis. Management expects our quarterly operating expenses to decrease over time as the cost cutting measures implemented in the first and second quarters of 2012 are fully realized and as additional cost cutting measures are implemented.

Sales and marketing. Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expenses increased by $228,287, or 68.7%, to $560,546 for the three months ended June 30, 2012, and increased by $336,157 or 52.2% to $980,166 for the six months ended June 30, 2012 compared to the same period of the prior year. The increase in sales and marketing expenses during the three and six months ended June 30, 2012 over the similar period in 2011 was primarily due to increased headcount, tradeshows, and stock compensation expenses and costs related to the expansion of our new dealer channel implemented in June 2012. Further, during the 2011 quarter, the Company had limited resources to invest in sales and marketing efforts. After the May 2011 public offering, the Company began to promote sales with increased headcount, advertising and trade show participation. Sequentially, sales and marketing expenses increased by approximately $141,000 from $419,620 in the March 2012 quarter due to higher headcount, and expenses that we do not expect to incur in the future related to the new indirect dealer channel.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense increased by $9,371, or 4.1%, to $236,018 for the three months ended June 30, 2012 and increased by $5,245 or 1.1% for the six months ended June 30, 2012 compared to the corresponding periods of the prior year. Sequentially, research and development costs increased by $6,232 from $229,786 in the March 2012 quarter. The costs were consistent and reflect a static research and development cost structure.

General and administrative. General and administrative expenses include executive compensation, corporate overhead, and SEC related compliance expenses. General and administrative expenses decreased by $13,480, or 1.5%, to $911,855, for the three months ended June 30, 2012 compared to the same period of 2011. Sequentially, general and administrative expenses decreased $41,633 from $953,669 in the March 2012 quarter. The decreases for these periods were due to cost cutting measures including reduced consultants, investor relations, and accounting and legal costs.

Other income (expense),net . Other expenses increased by $747,132, to a ($83,374) expense for the three months ended June  30, 2012, from other income of $663,758 for the three months ended June 30, 2011. Other expenses also had an increase of $1,516,113 to ($164,563) expense for the six months ended June 30, 2012 from income of $1,351,550 for the six months ended June 30, 2011. The increase was the combination of decreased cash and non-cash interest expense due to lower debt balances and a change from a gain on change in fair value of the mark-to-market of the Company’s derivative liabilities to a loss for the three and six months ended June 30, 2012.

Deemed dividend. Deemed dividend decreased to $0 for the three and six months ended June 30, 2012. The deemed dividend is the result of the amortization of the discount on the Series A convertible preferred stock which was converted into common stock as a result of the May 2011 public offering.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended June 30, 2012 was ($1,522,201), or ($0.12), per basic and diluted share compared to a loss of ($4,066,650), or ($0.47), per basic and diluted share, for the same period of the prior year. Net loss attributable to common stockholders for the six months ended June 30, 2012 was ($3,098,735), or ($0.24), per basic and diluted share compared to a loss of ($5,572,035), or ($0.81), per basic and diluted share, for the same period of the prior year.

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of consolidated non-GAAP EBITDAS or Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation charges for the quarters and six months ended June 30, 2012 and 2011 and the quarters ended March 31, 2012 and December 31, 2011 to show sequential quarterly change.

The Company has provided non-GAAP measures such as EBITDAS in the following management discussion and analysis. The Company uses the non-GAAP information internally as one of several measures used to evaluate its operating performance and believes these non-GAAP measures are useful to, and have been requested by, investors as they provide additional insight into the underlying operating results viewed in conjunction with US GAAP operating results, in particular for recent quarters to show progress on management’s efforts to improve profitibility. For the non-GAAP EBITDAS measure, a significant portion of non-cash expenses are excluded, primarily for depreciation and for share-based compensation charges that are valued based on the share price and volatility at the date of grant and then expensed as earned, typically upon vesting of service over time. The material limitation of non-GAAP EBITDAS compared with Net Income/Loss is that significant non-cash expenses are excluded. Management compensates for such limitation by utilizing EBITDAS only for particular purposes and evaluates EBITDAS in the context of other metrics such as Net Income/Loss when evaluating the Company’s performance and financial condition and for establishing compensation metrics for employees and management. Non-GAAP measures are not stated in accordance with, should not be considered in isolation from, and are not a substitute for, US GAAP measures. A reconciliation of US GAAP to non-GAAP results has been provided in the financial tables below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
EBITDAS:
Loss from operations	(1,438,827)	(1,332,139)	$(2,931,022)	$(2,659,716)
Depreciation & Amortization	53,516	77,973	105,792	159,722
Share-based compensation	166,981	223,663	372,048	416,585

EBITDAS Loss	(1,218,330)	(1,030,503)	(2,453,182)	(2,083,409)

Consolidated EBITDAS Loss for the quarter ended June 30, 2012 increased by approximately $188,000 from the June 2011 quarter and consolidated EBITDAS Loss for the six months ended June 30, 2012 increased by approximately $370,000. The increase for the three and six months is due to higher cash basis operating expenses offset by increased gross profit margin for 2012 as opposed to the 2011 time periods.

	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011
EBITDAS:
Loss from operations	(1,438,827)	(1,492,195)	$(3,006,210)
Depreciation & Amortization	53,516	52,276	72,888
Share-based compensation	166,981	205,067	246,352

EBITDAS Loss	(1,218,330)	(1,234,852)	(2,686,970)

The EBITDAS Loss decrease from the March 2012 quarter to the June 2012 quarter is due to the combined effect of approximately $159,000 in increased gross profit margin, offset by approximately $142,000 in increased cash basis operating expenses of which approximately $276,000 reflect expenses that management believes will not be incurred in the future.

The EBITDAS Loss decrease from the December 2011 quarter to the March 2012 quarter is due to the combined effect of approximately $100,000 in increased gross profit margin, a $893,000 tooling impairment charge taken in the December 2011 quarter that we do not expect to incur in the future, and a reduction of approximately $459,000 in other operating expenses from the December 2011 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, expand our commercial sales, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

For the year ended December 31, 2011, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately ($54.9) million, a net loss of approximately ($5.5) million and we used cash in operations of approximately ($7.0) million which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of ($58.0) million as of June 30, 2012, and has net losses of ($1.5) million and ($3.1) million for the three and six months ended June 30, 2012 respectively and used cash in operations of ($0.3) million and ($2.0) million for the three and six months ended June 30, 2012 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of sales and marketing, product and technology development and administrative activities. The Company believes that its working capital at June 30, 2012 of $345,000, together with the revenues from the sale of its products, and the continued implementation of its cost reduction strategy for material, production and service costs, is sufficient to sustain its planned operations into the third quarter of 2012; however, the Company cannot assure you of this and will require additional debt or equity financing in the future to maintain operations.

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

The Company will pursue raising additional debt or equity financing to fund its expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully implement its cost reduction strategies and to complete any other financing will adversely impact the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal sources of liquidity are cash and receivables. As of June 30, 2012, cash and cash equivalents were $230,112, or 8.0% of total assets, compared to $2,184,939, or 43.5% of total assets, as of December 31, 2011.

Cash Flows

For the six months ended June 30, 2012 and 2011

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was ($1,954,827) and ($3,918,650), respectively. Net cash flows for the six months ended June 30, 2012 used were primarily due to a net loss of ($3,098,735) offset by net non-cash reconciling items of approximately $624,000 and cash provided by net working capital changes of approximately $520,000.

For the six months ended June 30, 2011, cash flows used in operating activities related primarily to the net loss of ($1,308,966) and further due to net non-cash reconciling items of approximately ($1,061,000) and net cash used in working capital changes of ($1,549,000).

There was no cash used in or provided by investing activities or financing activities for the six months ended June 30, 2012.

Net cash used in investing activities of ($5,738) for the six months ended June 30, 2011 are related to minimal property purchases and loans with related parties.

Net cash provided by financing activities of $9,055,874 for the six months ended June 30, 2011 are primarily related to net proceeds from the proceeds from the sale of common stock units from the Company’s public offering in May 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

3. We did not have adequate Information Technology Controls (ITCs) or Information Technology General Controls (ITGC'S). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. The Company does not have IT policies and procedures documented.

ITGC'S include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. A material weakness existed relating to our information technology general controls, including ineffective controls relating to access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation.

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

We have initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting as they are designed to remediate the material weaknesses as described above:

•	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources. On April 2, 2012, we hired a new Chief Financial Officer who has over eight years of SEC reporting experience including Sarbanes-Oxley 404 compliance and documentation.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	We are evaluating our production facility floor plan and enhancing our inventory security procedures and procedures over research and development materials to improve our inventory management.

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

We have generated net losses since our inception (March 16, 2006). Our net loss for the six months ended June 30, 2012 was approximately ($3,099,000). Our net losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 were approximately ($5.5 million), ($8.3 million), ($6.7 million), ($12.3 million) and ($8.6 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the near future, we will require additional financings in 2012. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions as well as the ability to obtain the consent from at least a two-thirds interest of certain major investors that acquired our Class H and I warrants in connection with our May 2011 public offering. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2011 and 2010 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of June 30, 2012, December 31, 2011, and 2010 was approximately ($58.0 million), ($54.9 million), and ($45.1 million), respectively. At June 30, 2012 and December 31, 2011, we had working capital of $0.35 million and $3.0 million, respectively, and cash and cash equivalents (including restricted cash) of $240,112 and $2,194,939, respectively.

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

The Company’s former Chief Financial Officer resigned effective February 15, 2012. On April 2, 2012, the Company’s Founder, Chairman of the Board of Directors, and Chief Executive Officer resigned as Chief Executive Officer and assumed the role of Chief Technology Officer and resigned from that position in July 2012. In April 2012 the Company appointed Rod Keller, Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer. Neither of these individuals has previous experience with the Company, its competitors, or its markets. Both individuals will be responsible for the establishment and management of new operating plans and growth strategies which may be unsuccessful, incomplete, or flawed. If one or both of the new executives are unable to properly perform their duties in their respective positions, the Company’s competitive advantages may be negatively impacted, additional costs may be incurred, and additional time spent recruiting their replacement. This may result in costly time delays for the implementation of sales growth strategies, cost reduction measures or future product launches. Any of these events could increase our operating losses and require additional capital which may be dilutive to investors.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Our directors and executive officers controlled at least 61.2% of our outstanding shares of common stock that are entitled to vote on all corporate actions as of August 7, 2012. In particular, Ki Nam, our former Chairman, CEO, and founder, together with his children, owns 29.5% of the outstanding shares of common stock and the Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund collectively own 31.7%. The Vision funds and Mr. Nam are among the investors granted certain contractual rights regarding dilutive financings and certain change of control transactions, and together with their common stock holdings, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

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

Furthermore, these financings may require the consent of a supermajority in interest of certain major purchasers of our Class H and I warrants. If we are unable to obtain such consent, we may be unable to obtain such financing and our ability to operate our business will be adversely affected.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is listed on the NYSE MKT, but, we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock.

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

There is no guarantee that our securities will remain listed on NYSE MKT.

Our common stock is listed on NYSE MKT (the “Exchange”). Such listing, however, is not guaranteed. If we do not meet NYSE MKT continued listing requirements, our common stock could be delisted. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters from the May 2011 public offering of our securities are not obligated to make a market in our securities, and even after making a market, can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.

On June 1, 2012 we received a letter from the Exchange’s Corporate Compliance department that the Company was under review for non-compliance with one of the Exchange’s continued listing requirements, specifically Section 1003 (a)(iv) of the NYSE Company Guide indicating that the Company has sustained losses which are substantial in relation to its overall operations or existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The notice requested that the Company provide a plan to NYSE MKT by July 2, 2012 or face delisting procedures. The Company provided a plan to NYSE MKT by July 2, 2012 and on August 10, 2012, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until November 20, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Amended and Restated Bylaws, dated August 6, 2012 (2)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation (3)

10.1	Secured Promissory Note Agreement, by and between the Company and JMJ Financial, dated July 10, 2012. (4)

10.2	Securities Purchase Agreement, by and between the Company and JMJ Financial, dated July 10, 2012 (4)

10.3	Security Agreement, by and between the Company and JMJ Financial, dated July 10, 2012. (4)

10.4	Secured Promissory Note Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)

10.5	Securities Purchase Agreement, by and between the Company and JMJ Financial, dated August 10, 2012 (5)

10.6	Security Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)

10.7	Warrant Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)

10.8	Representations and Warranties Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.

(2)	Filed with the Company’s Current Report on Form 8-K filed on August 10, 2012.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(4)	Filed with the Company’s Current Report on Form 8-K filed on July 15, 2012.

(5)	Filed with the Company’s Current Report on Form 8-K filed on August 13, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	T3 MOTION, INC.

	By:	/s/ Rod Keller
Rod Keller
Chief Executive Officer

Date: August 14, 2012
	By:	/s/ Domonic J. Carney
Domonic J. Carney
Executive Vice President and Chief Financial Officer

