Form 10-Q
period 2012-09-30
T3 Motion, Inc.
filed 2012-11-19
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number 001-35133

T3 MOTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4987549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2990 Airway Avenue, Bldg A
Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

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

YES  ☐    NO  ☒

As of November 14, 2012, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 12,906,027.

T3 MOTION, INC.

INDEX TO FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$102,167	$2,184,939
Restricted cash	10,000	10,000
Accounts receivable, net of allowance of $38,450 and $47,450, respectively	576,156	553,725
Inventories	1,785,032	1,800,400
Prepaid expenses and other current assets	184,225	163,862
Total current assets	2,657,580	4,712,926
Property and equipment, net	122,591	271,373
Deposits	37,644	37,601
Total assets	$2,817,815	$5,021,900

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,515,471	$666,416
Accrued expenses	852,050	781,104
Derivative liabilities	305,505	45,450
Current portion of notes payable, net of debt discounts	510,437	—
Current portion of related party notes payable, net of debt discounts	300,000	254,024
Total current liabilities	3,483,463	1,746,994
Long-term liabilities:
Related party notes payable, net of current portion	1,000,000	1,000,000
Total liabilities	4,483,463	2,746,994

Commitments and contingencies

Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 12,906,027 and 12,881,027 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	12,906	12,881
Additional paid-in capital	58,190,647	57,143,953
Accumulated deficit	(59,873,570)	(54,886,297)
Accumulated other comprehensive income	4,369	4,369
Total stockholders’ (deficit) equity	(1,665,648)	2,274,906
Total liabilities and stockholders’ (deficit) equity	$2,817,815	$5,021,900

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$884,924	$1,884,321	$3,746,243	$4,211,849
Cost of net revenues	678,617	1,498,810	3,159,464	3,634,606
Gross profit	206,307	385,511	586,779	577,243

Operating expenses:
Sales and marketing	472,890	527,689	1,453,056	1,171,698
Research and development	179,694	350,332	645,498	810,891
General and administrative	864,696	1,071,832	2,730,220	2,818,712
Total operating expenses	1,517,280	1,949,853	4,828,774	4,801,301

Loss from operations	(1,310,973)	(1,564,342)	(4,241,995)	(4,224,058)

Other (expense) income:
Interest income	7	2,737	817	4,558
Other (expense) income, net	(351,565)	402,656	(396,717)	2,225,837
Interest expense	(226,007)	(47,695)	(346,228)	(521,147)
Total other (expense) income, net	(577,565)	357,698	(742,128)	1,709,248

Loss before provision for income taxes	(1,888,538)	(1,206,644)	(4,984,123)	(2,514,810)
Provision for income taxes	—	750	3,150	1,550
Net loss	(1,888,538)	(1,207,394)	(4,987,273)	(2,516,360)
Deemed dividend to preferred stockholders	—	—	—	(4,263,069)

Net loss attributable to common stockholders	$(1,888,538)	$(1,207,394)	$(4,987,273)	$(6,779,429)

Other comprehensive income:
Foreign currency translation income	—	—	—	—
Comprehensive loss	$(1,888,538)	$(1,207,394)	$(4,987,273)	$(2,516,360)

Net loss per share: basic and diluted	$(0.15)	$(0.09)	$(0.39)	$(0.76)

Weighted average number of common shares outstanding:
Basic and diluted	12,906,027	12,881,027	12,890,368	8,901,895

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY FOR THE NINE

MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
BALANCE — December 31, 2011	—	$—	12,881,027	$12,881	$57,143,953	$(54,886,297)	$4,369	$2,274,906

Incremental cost due to the re-pricing of the Series I Warrants	—	—	—	—	498,686	—	—	498,686
Share-based compensation expense	—	—	25,000	25	548,008	—	—	548,033
Net loss	—	—	—	—	—	(4,987,273)	—	(4,987,273)
BALANCE — September 30, 2012	—	$—	12,906,027	$12,906	$58,190,647	$(59,873,570)	$4,369	$(1,665,648)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,987,273)	$(2,516,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,782	235,376
Warranty expense	73,118	92,572
Share-based compensation expense	548,033	625,341
Change in fair value of derivative liabilities	(126,530)	(2,228,927)
Loss on sale of property and equipment	—	1,104
Incremental cost related to modification of warrants	498,686	—
Amortization of debt discounts and deferred financing costs	226,077	147,773
Change in operating assets and liabilities:
Accounts receivable	(22,431)	(500,876)
Inventories	15,368	(458,641)
Prepaid expenses and other current assets	(8,179)	(146,754)
Deposits	(43)	(10)
Accounts payable and accrued expenses	820,633	(600,440)
Related party payables	—	(51,973)
Net cash used in operating activities	(2,813,759)	(5,401,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	—	(5,547)
Proceeds from sale of property and equipment	—	2,090
Purchases of property and equipment	—	(20,147)
Net cash used in investing activities	—	(23,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	1,300,000
Proceeds from sale of common stock units, net of offering costs	—	8,999,342
Payment of financing fees	(4,013)	—
Proceeds from notes payable	735,000	—
Repayment of note payable	—	(243,468)
Repayment of related party notes payable	—	(1,000,000)
Net cash provided by financing activities	730,987	9,055,874
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,082,772)	3,630,455
CASH AND CASH EQUIVALENTS — beginning of period	2,184,939	123,861
CASH AND CASH EQUIVALENTS — end of period	$102,167	$3,754,316

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,997	$304,331
Income taxes	$3,150	$1,550

Supplemental disclosure of non cash activities:

Accrued financing fees payable in common stock	$26,250	$—
Deferred financing fees included in prepaid expenses	$15,000	$—
Debt discount and derivative liabilities related to embedded conversion feature and warrants recorded upon issuance of debt and warrants	$386,585	$—
Conversion of notes payable and accrued interest to common stock units	$—	$6,198,949
Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable to common stock units	$—	$702,605
Reclassification of derivative liability to equity due to price adjustments on warrants	$—	$2,388,503
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$—	$4,182,992
Amortization of preferred stock discount related to conversion feature and warrants	$—	$4,263,069
Debt discount based on relative fair value of warrant issued in connection with notes payable	$—	$113,572
Conversion of preferred stock to common stock	$—	$11,503

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd. (U.K.) (collectively, the “Company”), develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories and service.

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and disclosed such events in Note 10.

Going Concern

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at September 30, 2012, the Company had an accumulated deficit of $(59,873,570) and cash and cash equivalents (including restricted cash) of only $112,167, and used cash in operations of $(2,813,759) for the nine months ended September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels. Because we anticipate additional net losses in the near future, the Company will be required to raise additional capital through debt or equity financings to fund its operations. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiaries R3 Motion, Inc. and T3 Motion Ltd. (UK). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At September 30, 2012, the Company did not have any cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, the Company is required to maintain a security deposit as collateral. The amount of the deposit as of September 30, 2012 and December 31, 2011 was $10,000.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. As of September 30, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $38,450 and $47,450, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of September 30, 2012, one customer accounted for 13% of total accounts receivable and as of December 31, 2011, one customer accounted for approximately 15% of total accounts receivable. One customer and no customers represented 10% of net revenues for the three months ended September 30, 2012 and 2011, respectively, and no customers represented more than 10% of net revenues for the nine months ended September 30, 2012 and 2011.

Accounts Payable

As of September 30, 2012, no vendors accounted for more than 10% of total accounts payable, and as of December 31, 2011, one vendor accounted for approximately 13% of total accounts payable. No vendors accounted for more than 10% of purchases for the three and nine months ended September 30, 2012 and 2011.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, related party notes payable, notes payable, and derivative liabilities. The carrying value for all such instruments except related party notes payable, notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of its related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 6).

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

The Company’s derivative liabilities consist of price protection features on convertible notes payable and warrants which are carried at fair value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of these instruments (see Note 6).

Revenue Recognition

The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, title to product has passed or services provided, the sales price is fixed or determinable and collectability of any resulting receivable is reasonably assured.

For all revenues, the Company uses a binding purchase order or equivalent contract document as evidence of an arrangement. The Company ships with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 8) with an optional purchased extended warranty. The Company typically has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

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

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Shares representing “if exercised” options and warrants and “if converted” convertible debt of approximately 14.1 million and 12.1 million shares of common stock were outstanding at September 30, 2012 and 2011, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss	$(1,888,538)	$(1,207,394)	$(4,987,273)	$(2,516,360)
Deemed dividend to preferred stockholders	—	—	—	(4,263,069)

Net loss attributable to common stockholders	$(1,888,538)	$(1,207,394)	$(4,987,273)	$(6,779,429)
Weighted average number of common shares outstanding:
Basic and diluted	12,906,027	12,881,027	12,890,368	8,901,895
Net loss per share:
Basic and diluted	$(0.15)	$(0.09)	$(0.39)	$(0.76)

Business Segments

     The Company currently only has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Product	Net revenues	Net revenues	Net revenues	Net revenues
	(unaudited)		(unaudited)
T3 Series domestic	$882,481	$1,345,915	$3,014,932	$3,078,456
T3 Series International	2,443	538,406	731,311	1,133,393

	$884,924	$1,884,321	$3,746,243	$4,211,849

NOTE 2 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Raw materials	$1,048,540	$1,286,454
Work-in-process	528,702	193,193
Finished goods	207,790	320,753
	$1,785,032	$1,800,400

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Prepaid inventory	$30,262	$56,301
Deferred financing costs	12,184	—
Prepaid expenses and other current assets	141,779	107,561
	$184,225	$163,862

NOTE 4 —NOTES PAYABLE

Notes payable, net of discounts, consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Convertible note payable to JMJ Financial, 10% interest rate, due December 31, 2012, net of discount of $264,563 and $0, respectively.	$260,437	$—
Note payable to Perry Trebatch, due November 19, 2012.	250,000	—

	510,437	—
Less current portion	(510,437)	—
	$—	$—

JMJ Financial Convertible Note Payable

On July 10, 2012, the Company entered into a Securities Purchase Agreement (“July 10, 2012 Purchase Agreement”) with JMJ Financial (“JMJ”). In connection with the July 10, 2012 Purchase Agreement, the Company and JMJ also entered into a Secured Promissory Note Agreement (the “July 10, 2012 Note”) and a Security Agreement. Under these agreements, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of $275,000 and JMJ delivered net proceeds to the Company in the amount of $250,000 resulting in an initial debt discount of $25,000 which was charged to interest expense during the quarter ended September 30, 2012. Outstanding borrowings on the July 10, 2012 Note were added into the JMJ Convertible Note described below. In connection with the JMJ Convertible Note, a new conversion feature was added to the terms of the original $275,000 in borrowings advanced to the Company under the July 10, 2012 Note. The conversion feature allows for the conversion of the borrowings into shares of the Company’s common stock (see below). The modification of the terms of the July 10, 2012 Note was accounted for as a debt extinguishment resulting in no gain or loss.

On August 10, 2012, the Company entered into a second Securities Purchase Agreement (the “New Purchase Agreement”) with JMJ. In connection with the New Purchase Agreement, the Company and JMJ also entered into a Secured Convertible Note Agreement (the “JMJ Convertible Note”), a Security Agreement, and a Warrant Agreement. Pursuant to the terms and subject to the conditions set forth in the New Purchase Agreement, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of up to $1,000,000 (the “Loan”) with an initial draw of $525,000, consisting of the $275,000 due under the July 10, 2012 Note (see above) and an additional $235,000 cash proceeds consisting of a $250,000 draw net of $15,000 of financing fees. Pursuant to the terms of the Security Agreement, the Loan is secured by all assets of the Company. The JMJ Convertible Note is due the earlier of December 31, 2012 or upon the successful raise of at least $3,000,000 of invested capital and bears interest at a 10% annual rate with a guaranteed minimum interest rate of 3% for funds advanced. In addition, the Company is required to pay an origination fee of $26,250 payable in shares of restricted common stock of the Company, which was recorded as a debt discount and will be amortized to interest expense over the term of the JMJ Convertible Note. Additional draws of up to $475,000 are available under the JMJ Convertible Note at the discretion of the lender. For the initial $525,000 draw, the borrowings are convertible into shares of the Company’s common stock at $1.31 per share, subject to adjustment. Under the terms of the JMJ Convertible Note, JMJ has the right to convert outstanding borrowings into shares of the Company’s common stock at an initial conversion price of $1.31 per share. The conversion feature in the JMJ Convertible Note requires an adjustment to the conversion price if the Company issues any common stock or common stock equivalents in the future at a price less than the conversion price then in effect for the JMJ Convertible Note. The Company has determined that this embedded conversion feature qualifies as a derivative liability, and accordingly, recorded the fair value of the conversion feature amounting to $21,041 on August 10, 2012 as a debt discount and a corresponding derivative liability. The debt discount will be amortized to interest expense over the term of the JMJ Convertible Note. The conversion prices for any future principal draws are subject to change and limitations based on future market conditions. The Company recorded deferred financing fees of $19,013 including $15,000 noted above for legal expenses related to the JMJ Convertible Note on August 10, 2012, which will be amortized to interest expense over the term of the JMJ Convertible Note.

Under the terms of the Warrant Agreement, the Company is obligated to issue up to 1,025,000 warrants with an exercise price of $0.60 per warrant, subject to adjustment, with an expiration date of four years after issuance. The initial warrant issuance was 550,000 warrants with additional warrants issuable at a rate of one warrant for each $1 of principal advanced. As discussed in Note 6, the warrants issued in connection with the JMJ Convertible Note have certain nonstandard anti-dilution protection provisions. The Company has determined that these nonstandard anti-dilution protection provisions qualify as derivative liabilities, and accordingly, recorded the fair value of the warrants amounting to $365,544 on August 10, 2012 as a debt discount and a corresponding derivative liability. The debt discount will be amortized to interest expense over the term of the JMJ Convertible Note.

Interest expense related to the face rate of interest amounted to $7,292 for the three and nine months ended September 30, 2012 and is included in accrued expenses as of September 30, 2012. Interest expense related to the amortization of the debt discounts amounted to $148,272 for the three and nine months ended September 30, 2012.

Trebatch Note Payable

On September 13, 2012, the Company entered into a Securities Purchase Agreement (“September 13, 2012 Purchase Agreement”) with Perry Trebatch (“Trebatch”). In connection with the September 13, 2012 Purchase Agreement, the Company and Trebatch also entered into a Secured Promissory Note Agreement (the “September 2012 Note”) and a Security Agreement. Under these agreements, Trebatch provided a senior secured bridge loan to the Company in the aggregate principal amount of $250,000. Trebatch delivered net proceeds to the Company in the amount of $250,000. The September 2012 Note was originally due on September 27, 2012 but has been extended on several instances through November 19, 2012 with interest payable at $1,000 per week and is expected to convert into a future financing.

The Company recorded interest expense and accrued interest payable of $2,500 related to this note during the three and nine months ended September 30, 2012.

NOTE 5 —RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts, consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Note payable to Ki Nam, 12% interest rate, due April 25, 2013, net of discount of $0 and $45,976, respectively.	$—	$254,024
Note payable to Alfonso and Mercy Cordero Family Trust, 12% interest rate, due April 25, 2013.	300,000	—

Note payable to Alfonso and Mercy Cordero Charitable Remainder Trust, 10% interest rate, due October 1, 2013.	1,000,000	1,000,000

	1,300,000	1,254,024
Less current portion	(300,000)	(254,024)
	$1,000,000	$1,000,000

12% Note payable to Ki Nam subsequently assigned to Alfonso and Mercy Cordero Family Trust

On June 30, 2011, the Company entered into a loan agreement with Ki Nam, then the Company’s Chairman of the Board of Directors and founder, for previous advances of $300,000 (the “2011 Note”). The 2011 Note bears interest at 12% per annum and was originally scheduled to mature on April 25, 2012, subject to an automatic one year extension. The 2011 Note was not repaid on April 25, 2012 and therefore was extended for an additional year. Interest payments are due monthly commencing on July 1, 2011. The Company recorded interest expense of $9,000 and $6,000 based on the stated interest rate for the 2011 Note for the three months ended September 30, 2012 and 2011, respectively, and $27,000 and $15,500 for the nine months ended September 30, 2012 and 2011, respectively, and had accrued interest payable of $3,000 as of September 30, 2012 and December 31, 2011. On August 6, 2012, the 2011 Note was transferred to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Family Trust in a private transaction between Mr. Nam and Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Family Trust, including all accrued interest. All other terms of the 2011 Note remain in effect.

In connection with the 2011 Note, the Company granted to Mr. Nam a Class J warrant to purchase 50,000 shares of common stock at an exercise price of $3.50 per share and expiring in April 2016. The Company recorded a debt discount of $113,572 upon the issuance of the warrant in connection with the 2011 Note which represents the relative fair value of the warrant calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. The Company recorded non-cash interest expense of $0 and $10,200 for the three months ended September 30, 2012 and 2011 and $45,976 and $38,894 for the nine months ended September 30, 2012 and 2011, respectively, related to the amortization of the debt discount. The unamortized discount as of September 30, 2012 and December 31, 2011 is $0 and $45,976, respectively.

10% Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month until the maturity date of October 1, 2013. The Company recorded interest expense of $25,000 and $75,000 for each of the three and nine months ended September 30, 2012 and 2011, respectively, and had accrued interest of $8,333 as of September 30, 2012 and December 31, 2011.

The Company may prepay the Note in full, but not in part. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At September 30, 2012, the Company is in compliance with all terms of the Note.

NOTE 6 — DERIVATIVE LIABILITIES

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. From time to time, the Company issues common stock purchase warrants, preferred stock, and convertible debt which may provide for nonstandard anti-dilution provisions or embedded conversion features which reset with future issuances of common stock or common stock equivalents. The Company has determined that these provisions and features are derivative instruments.

The outstanding common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of the embedded conversion feature and warrants using the Black-Scholes-Merton option pricing model using the following assumptions:

September 30, 2012
(unaudited)
Annual dividend yield	0%
Expected life (years)	0.25-4.00
Risk-free interest rate	0.13-0.71%
Expected volatility	98%-158%

Expected volatility is based primarily on historical volatility of the Company, using daily pricing observations, and the Company’s peer group, using daily pricing observations. Historical volatility was computed for recent periods that correspond to the expected term. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants and the embedded conversion feature.

The Company currently has no reason to believe future volatility over the expected remaining life of the warrants or embedded conversion feature is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants or embedded conversion feature. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the instrument.

During the three and nine months ended September 30, 2012, the Company recorded other income of $ $171,862 and $126,530 respectively, related to the change in fair value of the warrants and embedded conversion feature and such amounts are included in other (expense) income, net in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2011, the Company recorded other income of $404,139 and $2,228,927, respectively, relating to the change in fair value of the warrants remaining in 2011 in addition to the change in fair value of embedded conversion features existing as of September 30, 2011 but which were converted into common stock in May 2011 in conjunction with the Company’s public offering.

On August 10, 2012, the Company issued warrants and convertible debt to JMJ as described in Note 4. Both the warrants issued and the embedded conversion feature have certain non-standard anti-dilution protection and reset provisions. The Company reviewed the underlying agreements and concluded that these provisions do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company will account for these instruments as derivative liabilities. The warrants issued to Ki Nam and Immersive have similar non-standard anti-dilution protection provisions.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis:

	Number	Level 3 Carrying Value September 30, 2012	Level 3 Carrying Value December 31, 2011
		(unaudited)

Ki Nam warrants, exercise price of $7.37/share; expire in 2014	27,478	$751	$2,658
Immersive warrants, exercise price of $4.41/share; expire in 2015	198,764	48,528	42,792
JMJ embedded conversion feature at $1.31/share; expires on December 31, 2012	400,763	2,031	—
JMJ warrants, exercise price of $0.60/share; expire in 2016	550,000	254,195	—

Total	1,177,005	$305,505	$45,450

Decrease in fair value		$126,530

NOTE 7 — EQUITY

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

The following table sets forth the share-based compensation expense (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock compensation expense — cost of net revenues	$7,966	$10,882	$24,275	$34,215
Stock compensation expense — sales and marketing	31,247	35,715	101,423	85,395
Stock compensation expense — research and development	25,607	24,946	78,946	73,816
Stock compensation expense — general and administrative	111,165	137,213	343,389	431,915

Total stock compensation expense	$175,985	$208,756	$548,033	$625,341

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the nine months ended September 30, 2012 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2012	1,017,351	$4.98

Options granted	1,135,000	0.65

Options exercised	—	—

Options forfeited	(156,719)	5.13

Options cancelled	—	—
Total options outstanding — September 30, 2012	1,995,632	$2.51	8.35	$4,010
Options exercisable — September 30, 2012	680,250	$4.78	6.42	$4,010
Options vested and expected to vest — September 30, 2012	1,958,863	$2.53	8.33	$4,010
Options available for grant under the 2010 Plan at September 30, 2012	1,482,768

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012 (unaudited):

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
100,000	4.21	$0.49	100,000	$0.49
25,000	9.37	$0.59	25,000	$0.59
250,000	9.79	$0.72	—	$0.72
860,000	9.50	$0.63	—	$0.63
517,132	7.96	$5.00	313,417	$5.00
143,500	5.27	$6.00	141,833	$6.00
100,000	5.19	$7.70	100,000	$7.70
1,995,632	8.35	$2.51	680,250	$4.78

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

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company, along with certain other pertinent information:

September 30, 2012
(unaudited)
Expected term (in years)	5.00 - 5.89
Expected volatility	159 - 170%
Risk-free interest rate	0.78 - 1.3%
Expected dividends	—
Forfeiture rate	2.8%
Weighted average grant date fair value per share	$0.62

At September 30, 2012, the amount of unearned stock-based compensation currently estimated to be expensed related to unvested common stock options is approximately $1.37 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Restricted Stock

On April 2, 2012, the Company agreed to issue 25,000 shares of restricted stock to Domonic J. Carney, the Company’s Chief Financial Officer, in accordance with Mr. Carney’s employment agreement. The shares were valued as of April 2, 2012, the date of Mr. Carney’s employment agreement, the date all pertinent factors were fixed and the date the Company and Mr. Carney reached a mutual understanding of the key terms of the award at $15,750 or $0.63 per share, the closing market price. The shares were formally issued on September 19, 2012. The shares were restricted until October 2, 2012. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the Company's restricted stock awards is presented below:

	Restricted Stock Outstanding
	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Balance outstanding at January 1, 2012	-	$-
Restricted stock granted	25,000	0.63
Restricted stock vested	-	-
Restricted stock forfeited	-	-
Balance outstanding at September 30, 2012	25,000	$0.63

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

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. There were 550,000 warrants granted to JMJ, and no warrants cancelled, or exercised during the nine months ended September 30, 2012.

Prior to the execution of the JMJ financing described in Note 4, the Company’s Board of Directors authorized an exercise price change to the Company’s Class I warrants to $0.60 per warrant. The Class I warrants were originally issued in conjunction with the Company’s public offering, had an initial exercise price of $3.50 per warrant and expire in May 2016. The Class I warrants were subject to a negative covenant agreement dated May 19, 2011 which provided that, with limited exceptions, that issuances of the Company’s common stock or common stock equivalents are prohibited if they are deemed issued for a price less than the exercise price of the Class I warrants. The price change to $0.60 is effective immediately. The Company recorded an expense for $498,686 to other income (expense), net, to reflect the difference in fair value of 4,942,557 Class I warrants subject to the pricing change. The difference in fair value was calculated using the Black Scholes-Merton Option pricing model with a risk free rate of 0.35%, a volatility of 158%, and an expected term of 3.76 years. Assuming full exercise of all Class I warrants outstanding, the Company would receive cash proceeds of $2,965,534 under the revised pricing as compared to $17,298,950 under the original pricing.

A list of the warrants outstanding as of September 30, 2012 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price		Expiration Date
Global Warrants	3/31/08	12,000	$15.40		3/31/2013
Class H Warrants	5/19/11	4,942,557	$3.00	(1),(2)	5/13/2013
Class E Warrants	2/23/09	27,478	$7.37	(3),(6),(7)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4),(5)	2014-2015
Class G Warrants — $7.00	Various	5,000	$7.00	(4)	8/25/2015
Immersive Warrant 1	3/31/10	94,764	$4.41	(6),(7)	3/31/2015
Immersive Warrant 2	4/30/10	104,000	$4.41	(6),(7)	4/30/2015
Class I Warrants	5/19/11	4,942,557	$0.60	(1),(2),(7)	5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38		5/13/2016
Class J Warrants	6/28/11	50,000	$3.50		4/25/2016
JMJ Warrants	8/10/12	550,000	$0.60	(6)	8/10/2016

Total		11,697,586

(1)	Of these warrants, 4,275,128 represent warrants eligible for a vote to approve any future financing round where the contemplated issuance price is below the exercise price of the Class I warrants. A 2/3rds vote of the combined eligible outstanding Class H Warrants and Class I Warrants is required to approve such a transaction.
(2)	Of these warrants, 1,138,885 were issued to Vision Capital and 632,243 were issued to Ki Nam, Chairman of the Board of Directors. Each has beneficial ownership in excess of 10% of the common stock of the Company.
(3)	Warrants were issued to Ki Nam, Chairman of the Board of Directors and significant owner of the Company.
(4)	Of these warrants, 195,373 were issued to Ki Nam.
(5)	Warrants’ expiration date ranges from December 29, 2014 to August 25, 2015.
(6)	Warrants are accounted for as derivative liabilities, see Note 6.
(7)	Warrants were repriced on August 10, 2012.

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

The following table presents the changes in the product warranty accrual for the nine months ended September 30 (unaudited):

	2012	2011
Beginning balance, January 1,	$123,692	$165,641
Charged to cost of revenues	73,118	92,572
Usage	(57,983)	(82,543)
Ending balance, September 30,	$138,827	$175,670

In the ordinary course of business, the Company may face various claims brought by third parties and may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights as well as claims relating to employment and the safety or efficacy of the Company’s products. Any of these claims could subject us to costly litigation and, while the Company generally believes that it has adequate insurance to cover many different types of liabilities, the insurance carriers may deny coverage or the policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of such awards could have a material adverse effect on the consolidated operations, cash flows and financial position of the Company. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. Management believes the outcome of currently pending claims and lawsuits will not likely have a material effect on the Company’s consolidated operations or financial position.

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

Controlling Ownership

Mr. Nam, the Company’s former Chief Executive Officer and current member of the Board of Directors, together with his children, owns 27.6% of the outstanding shares of the Company’s common stock.

Related Party Notes Payable — see Note 5

NOTE 10 — SUBSEQUENT EVENT

On October 23, 2012, the Company entered into an additional note payable to Perry Trebatch in the amount of $150,000 on similar terms to the $250,000 note payable in September 2012 (See Note 4).

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

T3 Motion, Inc. was incorporated on March 16, 2006 under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiaries R3 Motion, Inc. and T3 Motion, Ltd. (U.K.) (collectively, the “Company”) develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

Management Change

In January 2012, Kelly Anderson, the Company’s Chief Financial Officer resigned to pursue other interests, effective February 15, 2012 and Ki Nam, the Chief Executive Officer assumed the role of acting Chief Financial Officer. In April, 2012, the Company announced a management change whereby Mr. Nam, the Company’s Founder, Chairman of the Board of Directors and Chief Executive Officer would step aside as Chief Executive Officer and acting Chief Financial Officer, retain the role of Chairman of the Board, and continue to participate in the day to day operations as Chief Technology Officer. Concurrently, the Company announced the appointment of Rod Keller Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer.

Prior to joining T3 Motion, Mr. Keller served in a senior management capacity for high growth technology companies including DirecTV, Siemens, Cisco/Linksys, and Toshiba. Vice President In these roles, Mr. Keller was responsible for sales, marketing, finance, operations, and product planning and played a key role in the substantial growth in revenues and market share for each business including the launch of new products. Mr. Keller has substantial experience establishing sales strategies and channels for both Domestic and International markets. Mr. Carney served in a senior finance capacity managing the back office for high growth startup and publicly traded companies in technology, renewable energy, and manufacturing environments.

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

On October 26, 2012, Domonic J. Carney, the Company’s Chief Financial Officer notified the Board of Directors that he was leaving the Company to pursue other interests. Mr. Carney has advised that he will continue to work with the Company in order to assist with the transition as the Company seeks to retain his replacement and would be available on an as needed basis through the end of December 2012. Rod Keller Jr., Chief Executive Officer of the Company, will assume the role of interim principal financial officer.

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

JMJ Financial Convertible Note Payable

On July 10, 2012, the Company entered into a Securities Purchase Agreement (“July 10, 2012 Purchase Agreement”) with JMJ Financial (“JMJ”). In connection with the July 10, 2012 Purchase Agreement, the Company and JMJ also entered into a Secured Promissory Note Agreement (the “July 10, 2012 Note”) and a Security Agreement. Under these agreements, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of $275,000 and JMJ delivered net proceeds to the Company in the amount of $250,000 resulting in an initial debt discount of $25,000 which was charged to interest expense during the quarter ended September 30, 2012. Outstanding borrowings on the July 10, 2012 Note were added into the JMJ Convertible Note described below. In connection with the JMJ Convertible Note, a new conversion feature was added to the terms of the original $275,000 in borrowings advanced to the Company under the July 10, 2012 Note. The conversion feature allows for the conversion of the borrowings into shares of the Company’s common stock (see below). The modification of the terms of the July 10, 2012 Note was accounted for as a debt extinguishment resulting in no gain or loss.

On August 10, 2012, the Company entered into a second Securities Purchase Agreement (the “New Purchase Agreement”) with JMJ. In connection with the New Purchase Agreement, the Company and JMJ also entered into a Secured Convertible Note Agreement (the “JMJ Convertible Note”), a Security Agreement, and a Warrant Agreement. Pursuant to the terms and subject to the conditions set forth in the New Purchase Agreement, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of up to $1,000,000 (the “Loan”) with an initial draw of $525,000, consisting of the $275,000 due under the July 10, 2012 Note (see above) and an additional $235,000 cash proceeds consisting of a $250,000 draw net of $15,000 of financing fees. Pursuant to the terms of the Security Agreement, the Loan is secured by all assets of the Company. The JMJ Convertible Note is due the earlier of December 31, 2012 or upon the successful raise of at least $3,000,000 of invested capital and bears interest at a 10% annual rate with a guaranteed minimum interest rate of 3% for funds advanced. In addition, the Company is required to pay an origination fee of $26,250 payable in shares of restricted common stock of the Company, which was recorded as a debt discount and will be amortized to interest expense over the term of the JMJ Convertible Note. Additional draws of up to $475,000 are available under the JMJ Convertible Note at the discretion of the lender. For the initial $525,000 draw, the borrowings are convertible into shares of the Company’s common stock at $1.31 per share, subject to adjustment. Under the terms of the JMJ Convertible Note, JMJ has the right to convert outstanding borrowings into shares of the Company’s common stock at an initial conversion price of $1.31 per share. The conversion feature in the JMJ Convertible Note requires an adjustment to the conversion price if the Company issues any common stock or common stock equivalents in the future at a price less than the conversion price then in effect for the JMJ Convertible Note. The Company has determined that this embedded conversion feature qualifies as a derivative liability, and accordingly, recorded the fair value of the conversion feature amounting to $21,041 on August 10, 2012 as a debt discount and a corresponding derivative liability. The debt discount will be amortized to interest expense over the term of the JMJ Convertible Note. The conversion prices for any future principal draws are subject to change and limitations based on future market conditions. The Company recorded deferred financing fees of $19,013 including $15,000 noted above for legal expenses related to the JMJ Convertible Note on August 10, 2012, which will be amortized to interest expense over the term of the JMJ Convertible Note.

Under the terms of the Warrant Agreement, the Company is obligated to issue up to 1,025,000 warrants with an exercise price of $0.60 per warrant, subject to adjustment, with an expiration date of four years after issuance. The initial warrant issuance was 550,000 warrants with additional warrants issuable at a rate of one warrant for each $1 of principal advanced. As discussed in Note 6, the warrants issued in connection with the JMJ Convertible Note have certain nonstandard anti-dilution protection provisions. The Company has determined that these nonstandard anti-dilution protection provisions qualify as derivative liabilities, and accordingly, recorded the fair value of the warrants amounting to $365,544 on August 10, 2012 as a debt discount and a corresponding derivative liability. The debt discount will be amortized to interest expense over the term of the JMJ Convertible Note.

Interest expense related to the face rate of interest amounted to $7,292 for the three and nine months ended September 30, 2012 and is included in accrued expenses as of September 30, 2012. Interest expense related to the amortization of the debt discounts amounted to $148,272 for the three and nine months ended September 30, 2012.

Trebatch Note Payable

On September 13, 2012, the Company entered into a Securities Purchase Agreement with Perry Trebatch (“Trebatch”). In connection with the September 13, 2012 Purchase Agreement, the Company and Trebatch also entered into a Secured Promissory Note Agreement (the “September, 2012 Note”) and a Security Agreement. Under these agreements, Trebatch provided a senior secured bridge loan to the Company in the aggregate principal amount of $250,000. Trebatch delivered net proceeds to the Company in the amount of $250,000. The Note was originally due on September 27, 2012 but has been extended on several instances through November 19, 2012 with interest payable at $1,000 per week and is expected to convert into a future financing. On October 23, 2012, Mr. Trebatch loaned an additional $150,000 to the Company pursuant to terms identical (except for the principal amount) to the September 2012 note.

Going Concern and NYSE MKT Notification

On June 1, 2012, the Company was notified by NYSE MKT, LLC (“NYSE MKT”, or the “Exchange”) that its review of the Company’s publicly-available information indicated that the Company was not in compliance with Section 1003(a)(i) of the NYSE MKT Company Guide (the “Company Guide”) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether it will be able to continue operations and/or meet its obligations as they mature. The Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide.

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

On October 26, 2012, the Company received notice from the NYSE MKT indicating that the Company failed to make progress consistent with the plan and is not in compliance with certain of the NYSE MKT continued listing standards. Specifically, the letter from the Exchange stated that the Company is not in compliance with Section 1003(a)(iv) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company was further notified that, unless an appeal was filed by November 2, 2012 that the NYSE MKT would initiate delisting proceedings.

The Company informed the Exchange of its intention to pursue the right of appeal in a timely manner and requested a hearing pursuant to Sections 1203 and 1009(d) of the Company Guide. There can be no assurance, however, that the Company's request for continued listing will be granted at this hearing. In the event that the Company's appeal is unsuccessful, the Company expects that its common stock will trade on the OTC-BB no later than any official delisting from the Exchange. The Company’s appeal hearing with the NYSE MKT will be in January 2013.

Until the Company is deemed to be in compliance with the listing standards, the Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

The Company expects to continue to incur additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its working capital deficit at September 30, 2012 of approximately ($826,000), together with the revenues from the sale of its products, is not sufficient to sustain its planned operations through the fourth quarter of 2012, and the Company will require additional debt or equity financing in the future to maintain operations. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.

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

Business activity for the quarter and nine months ended September 30, 2012

The three and nine months ended September 2012 was the continuation of a transition period for T3 Motion. Beginning in late 2011, the Company began looking for new management to focus on improving the Company’s sales and marketing efforts and which culminated in the hiring of Rod Keller as CEO in March 2012. The Company also began to reduce its focus on building new products, which consumed resources in 2011, in favor of investing in sales and marketing efforts. New management has created a three pronged strategy and intends to focus the Company towards profitability. The strategy consists of: i) increase revenues through new sales channels, ii) improve profit margins through supply chain efficiencies and production assembly improvements, and iii) restructure and optimize operating expenses.

To help implement and manage this strategy, in July 2012 we hired Ms. Monique Apter, formerly VP of North American sales for Segway, Inc. Ms. Apter brings 11 years of experience building and managing similar sales strategies at Segway. We have also reorganized our North American sales force away from the previous direct sales strategy and towards the indirect sales channel. In October 2012 we hired Wayne Mitchell, formerly the Chief Executive Officer of Segway, Inc. to lead our Europe, Middle East, and Africa commercial efforts.

New sales channel:

Beginning in June and continuing into the quarter ended September 2012, the Company implemented a revitalization and expansion of its indirect sales channel in North America. New management believes that the addition of new indirect sales partners will drive significant top line revenue growth; allow for improvement in gross profit margins through improvements in production and supply chain efficiency, and improve the end-user experience with T3 Motion products through improved retail customer access and service.

In June, 2012, we announced changes to our indirect sales channel including marketing incentives in order to add new dealers and recertification of existing dealers such as dealer floor plan financing options, exclusive sales districts, and marketing co-op funds in exchange for minimum non-returnable unit order minimums from new and existing dealers. Within two weeks of this announcement, we received orders from two new dealers located in Southern California and Ohio for a total of thirty T3 units. Through July 31, 2012 our new dealer program resulted in additional orders of $1.83 million for T3 units and parts, representing 208 units ordered. Further, effective August 2012, we changed our pricing to better align with our costs of doing business and which included a 5% increase to the wholesale unit price as well as changes to our service, accessories and parts pricing.

Moving forward, we will require each dealer-reseller to provide service for new and existing T3 units and to purchase a minimum number of T3 units each quarter in order to retain exclusive territories and the other dealer perks. For the rest of 2012, we intend to pursue partnerships into the top 50 North American markets with those dealers who currently sell similar motorized and electric vehicles such as motorcycles, ATVs, golf carts, snow machines, and other personal electric vehicles.

Despite the efforts of our new sales team and the short term success in the September 2012 quarter, our revenues for the quarter ended September 30, 2012 were limited by our working capital shortfalls. Our working capital position at the end of September 2012 was only marginally improved by the receipt of $500,000 from JMJ Financial and $250,000 from Trebatch in the September 2012 quarter and was not sufficient to adequately finance the Company’s growth strategy. We were unable to source sufficient materials to build the new orders and as a result we were only able to complete and ship 62 units for a quarterly revenue figure of $885,000.

Manufacturing assembly and production strategy

Product volumes for the quarter ended September 30, 2012 were reduced due to supply constraints compared to those in the prior quarters. However, as our dealer volume increases, we will be required to make changes to our production assembly. In September 2012, coinciding with the new go-to-market strategy, and our pricing increase, we simplified our indirect sales channel product offering by selling a more consistent base T3 unit and packages of parts and accessories. In the past, many of our T3 unit sales were “built to order” which required additional assembly costs and inefficient production practices. With the dealer network, our customers can still receive the same customized T3 units, but most of the add-ons will be completed at the dealer site, as opposed to our production facility. We believe that this change, in addition to future efficiencies in assembly and improved supply chain economies of scale, will improve our gross profit margins. The changes implemented between June and September 2012 were responsible for improving our unit sales margins from 8.1% of revenues in the March 2012 quarter to 23.3% of revenues in the September 2012 quarter.

Restructure and revise operating expense structure

We continue to focus on tight cost containment in order to implement a revised and profitable business model. Net of a large impairment charge of approximately $800,000 in the December 2011 quarter that we do not expect to incur in the future, the equivalent quarterly operating expense, excluding non-cash stock compensation comparison was approximately $2.0 million in operating expenses in the December 2011 quarter, $1.75 million in the September quarter and reduced to approximately $1.3 million in the September 2012 quarter, a decrease of approximately $0.2 million from the June 2012 quarter and which included approximately $0.1 million in non-recurring transition operating expenses. We expect to continue to focus on our operating expense structure for the remainder of 2012 and into 2013.

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended September 30, 2012 and 2011 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$884,924	$1,884,321	$3,746,243	$4,211,849
Cost of net revenues	678,617	1,498,810	3,159,464	3,634,606
Gross profit	206,307	385,511	586,779	577,243

Operating Expenses:
Sales and marketing	472,890	527,689	1,453,056	1,171,698
Research and development	179,694	350,332	645,498	810,891
General and administrative	864,696	1,071,832	2,730,220	2,818,712
Total operating expenses	1,517,280	1,949,853	4,828,774	4,801,301

Loss from operations	(1,310,973)	(1,564,342)	(4,241,995)	(4,224,058)

Other income (expense):
Interest income	7	2,737	817	4,558
Other income, net	(351,565)	402,656	(396,717)	2,225,837
Interest expense	(226,007)	(47,695)	(346,228)	(521,147)
Total other income (expense), net	(577,565)	357,698	(742,128)	1,709,248

Loss before provision for income tax	(1,888,538)	(1,206,644)	(4,984,123)	(2,514,810)
Provision for income tax	—	750	3,150	1,550

Net loss	(1,888,538)	(1,207,394)	(4,987,273)	(2,516,360)
Deemed dividend to preferred stockholders	—	—	—	(4,263,069)

Net loss attributable to common stockholders	$(1,888,538)	$(1,207,394)	$(4,987,273)	$(6,779,429)

Other comprehensive income:
Foreign currency translation income	—	—	—	—
Comprehensive loss	$(1,888,538)	$(1,207,394)	$(4,987,273)	$(2,516,360)

Net revenues Net revenues are primarily from sales of the T3 Series, T3iSeries, power modules, chargers, related accessories and service for T3 units out of warranty. Net revenues decreased $999,397, or 53%, to $884,924 for the three months ended September 30, 2012 compared to the same period of the prior year. The decrease was primarily due to lower unit sales of the T3 series from 163 units shipped in the September 2011 quarter to 62 units shipped in the 2012 quarter. Unit sales decline was caused by the Company’s inability to purchase sufficient inventory due to working capital constraints.

Net revenues decreased $465,606, or 11.1% to $3,746,243 for the nine months ended September 30, 2012 compared to the same period of the prior year. The decrease was due to fewer units shipped, primarily in the September, 2012 quarter.

Cost of net revenues and gross profit. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations. Cost of net revenues decreased $820,193, or 54.7%, to $678,617 for the three months ended September 30, 2012 and by $475,142, or 13.1% to $3,159,464 for the nine months ended September 30, 2012 compared to the corresponding periods of 2011. The decrease in cost of net revenues for the three months ended September 30, 2012 was primarily due to fewer units being shipped in that quarter. Gross profit margin decreased $179,204 to $206,307 for the three months ended September 30, 2012 over the September 30, 2011 quarter and increased $9,536 to $586,779 for the nine months ended September 30, 2012 over the corresponding 2011 period. The decrease in gross profit margin for the three months ended September 30, 2012 was primarily due to fewer units shipped in that quarter. Gross profit margin was 23.3% and 20.5% of net revenues, respectively, for the three months ended September 30, 2012 and 2011, respectively and was 15.7% and 13.7% of net revenues for the nine months ended September 30, 2012 and 2011 respectively. The improvement in the September 2012 quarter and nine months gross margin percentage was due to materials cost savings measures, an increase in higher margin service revenue as a proportion of revenues in the September 2012 quarter, and a pricing increase implemented in August 2012, offset by a change in unit revenue mix towards lower average sales price dealer sales.

Operating expenses. Operating expenses consists of recurring costs including headcount, professional services, overhead, travel, sales commissions, marketing expenses, depreciation and stock compensation expenses; and project costs, consulting, and transition expenses that we do not expect to incur in the future (costs incurred from the change of new management). Operating expenses decreased $432,573, or 22.2%, to $1,517,280 for the three months ended September 30, 2012 compared to $1,949,853 for the same period in 2011 and increased $27,473 or 0.6% to $4,828,774 for the nine months ended September 30, 2012. The decrease was due to lower headcount related costs, sales and marketing activities, SEC compliance costs and research and development project related costs.

Sales and marketing. Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expenses decreased by $54,799, or 10.4%, to $472,890 for the three months ended September 30, 2012 from the September 2011 quarter, and increased by $281,358 or 24.0% to $1,453,056 for the nine months ended September 30, 2012 compared to the same period of the prior year. The decrease in sales and marketing expenses during the three months ended September 30, 2012 over the similar period in 2011 was primarily due to decreased headcount, tradeshows, and stock compensation expenses. The increase for the nine months ended September is related to a much lower cost structure early in 2011 prior to the May 2011 public offering. After the May 2011 public offering, the Company began to promote sales with increased headcount, advertising and trade show participation.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by $170,638, or 48.7%, to $179,694 for the three months ended September 30, 2012 and decreased by $165,393 or 20.4% for the nine months ended September 30, 2012 compared to the corresponding periods of the prior year. The reduction for both the three and nine month periods was due to a decrease in project related R&D costs in the September 2012 quarter due to new management focus on improved profitability as well as working capital constraints.

General and administrative General and administrative expenses include executive compensation, corporate overhead, and SEC related compliance expenses. General and administrative expenses decreased by $207,136, or 19.3%, to $864,696, for the three months ended September 30, 2012 compared to the same period of 2011 and $88,492 or 3.1% to $2,730,220 for the nine months ended September 30, 2012 compared to the same period of 2011. The decreases for these periods were due to cost cutting measures in areas such as consultants, investor relations, and accounting and legal costs.

Other income (expense),net Other expenses increased by $935,263, to a $(577,565) expense for the three months ended September  30, 2012, from other income of $357,698 for the three months ended September 30, 2011. Other expenses also had an increase of $2,451,376 to ($742,128) expense for the nine months ended September 30, 2012 from income of $1,709,248 for the nine months ended September 30, 2011. The three month increase to an other expense was the combination of the expense charge for the modification of the Series I warrants and lower gains from the mark to market of derivative liabilities. The nine month comparative increase to an other expense was due to the Series I modification charge, the lower gains from the market to market of derivative liabilities, offset by a decrease in interest on lower debt balances in 2012 due to the May 2011 public offering.

Deemed dividend .Deemed dividend was $0 for the three and nine months ended September 30, 2012. The deemed dividend in 2011 is the result of the amortization of the discount on the Series A convertible preferred stock which was converted into common stock as a result of the May 2011 public offering.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the three months ended September 30, 2012 was ($1,888,538), or ($0.15), per basic and diluted share compared to a loss of ($1,207,394), or ($0.09), per basic and diluted share, for the same period of the prior year. Net loss attributable to common stockholders for the nine months ended September 30, 2012 was ($4,987,273), or ($0.39), per basic and diluted share compared to a loss of ($2,516,360), or ($0.76), per basic and diluted share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

 Our principal capital requirements are to fund our working capital requirements, invest in capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings, and the Company will require additional debt or equity financing in the future to maintain operations. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business. Currently, the Company does not have sufficient cash to pay its current obligations including but not limited to payroll for its employees. If the Company does not succeed in raising additional outside capital in the short term, the Company will be forced to seek strategic alternatives which could include bankruptcy or reorganization.

For the year ended December 31, 2011, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately $(54.9) million, a net loss of approximately ($5.5) million and we used cash in operations of approximately ($7.0) million which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(59.9) million as of September 30, 2012, and has net losses of $(1.9) million and $(5.0) million for the three and nine months ended September 30, 2012, respectively, and used cash in operations of $(0.9) million and $(2.8) million for the three and nine months ended September 30, 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of sales and marketing, product and technology development and administrative activities. The Company believes that its working capital deficit at September 30, 2012 of approximately ($826,000), together with the revenues from the sale of its products, and the continued implementation of its cost reduction strategy for material, production and service costs, is not sufficient to sustain its planned operations past December, 2012 and will require additional debt or equity financing in the future to maintain operations.

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

The Company will pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully implement its cost reduction strategies and to complete any other financing will adversely impact the Company’s ability to continue as a going concern.These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal sources of liquidity are cash and receivables. As of September 30, 2012, cash and cash equivalents were $102,167, or 3.6% of total assets, compared to $2,184,939, or 43.5% of total assets, as of December 31, 2011.

Cash Flows

For the nine months ended September 30, 2012 and 2011

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was ($2,813,759) and ($5,401,815), respectively. Net cash flows for the nine months ended September 30, 2012 used were primarily due to a net loss of ($4,987,273) offset by net non-cash reconciling items of approximately $1,368,000 and cash provided by net working capital changes of approximately $805,000.

For the nine months ended September 30, 2011, cash flows used in operating activities related primarily to the net loss of ($2,516,360) and further due to net non-cash reconciling items of approximately ($1,127,000) and net cash used in working capital changes of ($1,759,000).

The Company did not use or receive any cash related to investing activities for the nine months ended September 30, 2012. The Company received $735,000 in cash for notes payable issued related to financing activities for the nine months ended September 30, 2012.

Net cash used in investing activities of ($23,604) for the nine months ended September 30, 2011 are related to minimal property purchases and loans with related parties.

Net cash provided by financing activities of $9,055,874 for the nine months ended September 30, 2011 are primarily related to net proceeds from the sale of common stock units from the Company’s public offering in May 2011.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

4. We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements and the complexity of our operations and financing transactions, specifically related to the accounting and reporting of debt and equity.

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

We have initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting as they are designed to remediate the material weaknesses as described above:

•	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources and recruiting a replacement for our Chief Financial Officer who has sufficient training in GAAP Accounting and SEC Reporting.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

We do not expect to have fully remediated these material weaknesses until management has implemented additional internal controls and procedures, tested those internal controls and found them to have been remediated.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

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

We have generated net losses since our inception (March 16, 2006). Our net loss for the nine months ended September 30, 2012 was approximately $(4,987,000). Our net losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 were approximately $(5.5 million), $(8.3 million), $(6.7 million), $(12.3 million) and $(8.6 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the near future, we will require additional financings in 2012. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions as well as the ability to obtain the consent from at least our 67% in interest of certain major investors that acquired our Class H and I warrants in connection with our May 2011 public offering. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business. Currently, the Company does not have sufficient cash to pay its current obligations including but not limited to payroll for its employees. If the Company does not succeed in raising additional outside capital in the short term, the Company will be forced to seek strategic alternatives which could include bankruptcy or reorganization.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2011 and 2010 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of September 30, 2012, December 31, 2011, and 2010 was approximately $(59.9 million), $(54.9 million), and $(45.1 million), respectively. At September 30, 2012 and December 31, 2011, we had a working capital (deficit) surplus of $(0.8) million and $3.0 million, respectively, and cash and cash equivalents (including restricted cash) of $112,167 and $2,194,939, respectively.

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

We rely on a small number of senior executives to manage the Company. We have recently hired new senior management and sales executives who have a limited history with the Company. New management may be limited in their effectiveness, may be inefficient, or may miss opportunities or problems due to their inexperience with the Company. We may need to replace one or both of our new executives. The new management may implement new strategies or plans that result in additional losses or loss of shareholder value.

On April 2, 2012, the Company’s Founder, Chairman of the Board of Directors, and Chief Executive Officer resigned as Chief Executive Officer and assumed the role of Chief Technology Officer and resigned from that position in July 2012. In April 2012 the Company appointed Rod Keller, Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer. On October 26, 2012, Mr. Carney resigned as Chief Financial Officer and no replacement has been identified. If Mr. Keller is unable to properly perform his duties as Chief Executive Officer and Mr. Carney’s replacement is not hired in a timely manner, the Company’s competitive advantages may be negatively impacted, additional costs may be incurred, and additional time spent recruiting their replacement. This may result in costly time delays for the implementation of sales growth strategies, cost reduction measures or future product launches. Any of these events could increase our operating losses and require additional capital which may be dilutive to investors.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Our directors and executive officers controlled at least 58.5% of our outstanding shares of common stock that are entitled to vote on all corporate actions as of November 7, 2012. In particular, Ki Nam, our former controlling stockholder, Chairman and Chief Technology Officer, together with his children, controls 26.9% of the outstanding shares of common stock and the Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund collectively controls 31.6%. The Vision funds and Mr. Nam are among the investors granted certain contractual rights regarding dilutive financings and certain change of control transactions, and together with their common stock holdings, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Risks Relating Ownership of Our Securities

There is no guarantee that our securities will remain listed on NYSE MKT.

Our common stock is listed on NYSE MKT (the “Exchange”). Such listing, however, is not guaranteed. On June 1, 2012 we received a letter from the Exchange’s Corporate Compliance department that the Company was under review for non-compliance with one of the Exchange’s continuing listing requirements, namely Section 1003 (a)(iv) of the NYSE Company Guide indicating that the Company has sustained losses which are substantial in relation to its overall operations or existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In order to maintain its listing the Company was required to submit a plan by July 2, 2012 addressing how it intends to regain compliance with Section 1003(a)(iv) by November 20, 2012. The Company’s plan was approved in August 2012 but on October 26, 2012, the Company received a notice that it had failed to make adequate progress on the plan from NYSE MKT and that delisting proceedings would begin unless the Company appealed the notice. On November 1, 2012, the Company appealed the delisting proceedings and began the delisting hearing process, expected to take approximately 6 weeks to complete. The Company may not succeed in its delisting appeal and may be removed from the NYSE MKT listing. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters from the May 2011 public offering of our securities are not obligated to make a market in our securities, and even after making a market, can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5.Other Information.

None

Item 6.Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Amended and Restated Bylaws, dated August 6, 2012 (2)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation (3)

10.1	Secured Promissory Note Agreement, by and between the Company and JMJ Financial, dated July 10, 2012. (4)
10.2	Securities Purchase Agreement, by and between the Company and JMJ Financial, dated July 10, 2012 (4)

10.3	Security Agreement, by and between the Company and JMJ Financial, dated July 10, 2012. (4)
10.4	Secured Promissory Note Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)
10.5	Securities Purchase Agreement, by and between the Company and JMJ Financial, dated August 10, 2012 (5)
10.6	Security Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)
10.7	Warrant Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)
10.8	Representations and Warranties Agreement, by and between the Company and JMJ Financial, dated August 10, 2012. (5)
10.9	Secured Promissory Note Agreement, by and between the Company and Perry Trebatch, dated September 14, 2012. (6)
10.10	Securities Purchase Agreement, by and between the Company and Perry Trebatch, dated September 14, 2012. (6)
10.11	Security Agreement, by and between the Company and Perry Trebatch, dated September 14, 2012. (6)

10.12	Secured Promissory Note Agreement, by and between the Company and Perry Trebatch, dated October 23, 2012. (7)
10.13	Securities Purchase Agreement, by and between the Company and Perry Trebatch, dated October 23, 2012. (7)
10.14	Security Agreement, by and between the Company and Perry Trebatch, dated October 23, 2012. (7)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on August 10, 2012.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
(4)	Filed with the Company’s Current Report on Form 8-K filed on July 15, 2012.
(5)	Filed with the Company’s Current Report on Form 8-K filed on August 13, 2012.
(6)	Filed with the Company’s Current Report on Form 8-K filed on September 18, 2012.
(7)	Filed with the Company’s Current Report on Form 8-K filed on October 27, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2012	T3 MOTION, INC.

	By:	/s/ Rod Keller
Rod Keller
Chief Executive Officer and Principal Financial Officer

