Form 10-K
period 2012-12-31
T3 Motion, Inc.
filed 2013-04-16
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $7.3 million (computed using the closing sales price of $0.75 per share of common stock on such date). For the purposes of this calculation, shares owned by officers, directors and persons known to the registrant to own 10% or more of the outstanding voting power of the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 16, 2013: 15,323,277

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2012

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

In this document, unless the context otherwise indicates, the terms “we,” “our,” “ours,” “us,” “T3 Motion” and the “Company” collectively refer to T3 Motion, Inc. and its wholly-owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd.

PART I

ITEM 1.	BUSINESS

Overview

T3 Motion designs, manufactures and markets personal mobility vehicles powered by electric motors to the professional and consumer markets. Our initial product is the T3 Series, a three wheel, electric stand-up vehicle (“ESV”) powered by a quiet, zero-gas emission electric motor that is designed specifically for public and private security personnel. Substantially all of our revenues to date have been derived from sales of and service related to the T3 Series ESVs and related accessories.

The T3 Series has received recognition for its iconic design, including the Innovation Award for Best Vehicle at the 2007 International Association of Chiefs of Police (“IACP”) Convention and the Spark Award in the Vehicle Mobility category at the 2007 International Spark Design Awards. The T3 Series has been featured on television and print media being deployed by professionals in law enforcement and the private security industry due to its innovative design and convenient access. The elevated nine inch raised platform provides the officer with an improved command presence, allowing the public to be aware of the officer’s presence, while providing the officer with a better vantage point to evaluate any situation. By using a T3 Series ESV, an officer can effectively patrol a larger area than on foot or riding a bicycle, and enables the officer to safely and quickly maneuver in crowded pedestrian areas or other areas where cars and other standard modes of transportation cannot access easily, if at all. The T3 Series also improves the officer’s approachability with the public as a result of its design and open platform that allow the officer to interact with pedestrians more easily than is possible while patrolling by automobile, motorcycle, or horseback.

We were incorporated in Delaware in 2006 and introduced the T3 Series in early 2007. Our T3 Suite of products includes:

•	the T3 Series, geared towards external patrols for security, police and professional North American market;
•	the T3i Series ESV, essentially the T3 Series with modifications for the International market; and
•	the T3 Series Vision, a lighter weight T3 unit with a smaller wheel base footprint for the consumer and indoor security markets

We currently sell our products in the U.S. through direct sales to customers and indirectly through distributors, and also market our T3i Series ESV in 27 countries and on six continents through distributors.

Our net revenues for the years ended December 31, 2012, 2011, and 2010 were approximately $4.5 million, $5.3 million, and $4.7 million respectively, and our net losses for the same periods were approximately $(21.5 million), $(5.5 million), and $(8.3 million) respectively. Our accumulated deficit as of December 31, 2012, 2011, and 2010 was approximately $(76.4 million) $(54.9 million), and $(45.1 million), respectively. At December 31, 2012, we had a cash and cash equivalents balance of $1.3 million and stockholders’ deficit of $16.3 million. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains a going concern qualification in which the independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Management believes that our current sources of funds and current liquid assets will allow us to continue as a going concern through at least June 30, 2013.

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

Our Products and Services

Professional Series

T3 Series and T3i Series ESV

The T3 Series and the T3i Series ESV (the version designed for international use and compliance with international standards) are three-wheel, front wheel drive, stand-up, electric personal mobility vehicles with a zero-gas emission electric motor that are capable of speeds of up to 20 mph. They have hydraulic disk brakes on both rear wheels that are matched with 17-inch low profile motorcycle tires for long tread wear and demanding performance. The vehicles are equipped with an LCD control panel display and utilize high intensity LED lighting for their vertically adjustable headlights and taillights. It also features emergency lights and a siren on the law enforcement model. The T3 Series and T3i Series ESV enable the operator to respond rapidly to calls with low physical exertion. The nine-inch elevated riding platform allows 360 degrees visibility while the ergonomic riding position reduces fatigue. The zero degree turning radius makes it highly maneuverable. The T3 Series and T3i Series ESV come standard with a lockable storage compartment for equipment and supplies.

Power Modules

The T3 Series and T3i Series ESV offer a variety of battery technology options in its power modules to provide the most cost effective solution for our customer. The power modules and charger can be sold separately as replacement parts and the T3 Series and T3i Series ESV incorporate proprietary T3 technology which allows for in-field replacement of drained battery power modules in less than five minutes time. Since a battery module requires approximately six hours to recharge but lasts in excess of eight hours in normal field operation, the exchangeable battery modules allow high performance with nearly continuous vehicle operation capability.

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

Camera System

We offer multiple CCTV and camera systems including the 360-IP DN Camera, a stand-alone 360-degree camera and DVR, the Motiontrak, black-box in car video and data recording system integrated with Google maps and the TVS-4050WK, a fully wireless IP four-camera system targeted at facilities, warehouses, business districts, and campuses. They also offer the option of GPS positioning, real-time surveillance or DVR recording options.

Consumer Products and Services

In December 2011, we pre-announced the launch of a consumer version of the T3 Series. In 2012, due to working capital constraints, we delayed the full production of a T3 Series Consumer unit. Beginning in December 2012, after the receipt of proceeds from the sale of our debentures in November 2012, we restarted the tooling and began to lay out capital for T3 Series Consumer production which we intend to release as the T3 “Vision” line of T3 products later in 2013. The T3 Vision is based on the T3 Series, with key configuration and design changes to meet consumers needs on a redesigned T3 Series platform. The T3 Vision is expected to have a top speed of 12 mph and a range of up to 20 miles on a single charge, and incorporates customizable colors and graphics, as well as optional accessories. Through the sales of the T3 Vision product line, we expect to benefit from manufacturing efficiencies due to higher volume production of the core T3 Series building block components and technology. We believe the T3 Vision will have a reduced price point allowing it to be marketed to a larger audience including consumers, light industrial applications, and recreation and touring businesses.

Other Products

R3 Series Vehicle

In April 2011, we announced the completion of our R3 Series consumer EV prototype; a two-passenger lifestyle-vehicle with a top speed of 70 mph and a range of 80 to 100 miles per charge. In early 2012, due to financial constraints, we halted significantly all further development and commercialization of the R3 series vehicle. In July 2012, we transferred all assets, including intellectual property, to our R3 Motion, Inc. subsidiary and tasked our former CEO and founder, Ki Nam, to prepare a financing and commercialization plan for this product line. We are evaluating various strategies to monetize the R3 technology.

T3 Series, 3rd Generation

We are in the process of developing the third generation of the T3 Series units with new and innovative features including an improved drive train, improved control panels and electronics, and an improved and lower cost body and chassis which will allow for additional accessories and application uses.

Research and Development

For the years ended December 31, 2012, 2011 and 2010, we spent $1.0 million, $2.1 million and $1.6 million, respectively, on research and development (“R&D”). R&D is comprised of activities aimed at the development of new products and enhancements to existing products to create more effective and useful tools and designs for the customers and markets we serve. In addition, we intend to continue to refine and optimize all aspects of the vehicle design to maintain the high standards of vehicle performance, cost effectiveness and customer demands.

Growth Strategies

Our mission is to become a profitable leader in clean energy, personal, professional mobility electric stand-up vehicles, and to continue providing products that are economical, functional, safe, dependable and meet the needs of our customers and markets. We plan to pursue the following strategies in pursuit of our mission:

Overall financial breakeven strategy:

Since inception in 2006, the Company has incurred significant operating losses including operating losses of $6.3 million in 2012 and $7.2 million in 2011. During the same time frame, revenues stagnated and gross profit margins were static while operating expenses were approximately $1.5 million per quarter or $6.0 million per year. Our strategy into 2013 is to achieve operating profitability by the end of the year through a combination of increasing revenues, decreasing costs of products sold and deceasing operating expenses. Efforts to accomplish this objective were introduced in 2012 and continue into 2013.

Revenue and go to market strategy:

Leverage our existing customer base.

Our initial focus on the law enforcement market has increased the demand for the T3 Series and T3i Series ESV from other security markets, which may hold equal, if not greater, potential for our products. We intend to leverage our existing customer base consisting of our initial law enforcement and security patrol markets including efforts to sell into corporate campuses, manufacturing facilities, government facilities, military bases, shopping malls, airports and events/promotions. We intend to improve our customer relations with our existing and initial law enforcement and security customers who can provide us with key reference accounts.

Enhance and improve our North American distribution channels.

Prior to 2012, we sold our products primarily with a direct sales force in our domestic markets and through a few resellers in our international markets. Beginning in 2012, we began to add an indirect sales channel in North America. While we experienced initial success in this new sales channel, due to working capital shortages we were unable to fulfill the initial orders, which resulted in shipping delays past Q4 of 2012. We believe that once our capital needs are addressed, this distribution model will provide for greater, more effective, and less expensive market reach, while providing the customer an increased customer service level.

Pursue international expansion.

Prior to 2012, our international sales were inconsistent and sporadic. We began the process of reorganizing our sales and marketing efforts in late 2012 and we are moving aggressively into European, Middle Eastern, and African markets in early 2013 and Latin America in late 2013 with a revamped sales and marketing effort. We believe the international markets represent a significant opportunity to expand our current sales. We plan to continue to expand our presence in our existing international markets, and to pursue adding new distributors to increase our sales in Asia, Europe and Africa. Later in 2013 and into the following year, or as opportunities arise, we intend to move more aggressively into the Latin American markets.

Expand the T3 Series product line to address broader markets.

Our T3 Series units that we sold in 2012 and prior years were heavy duty, high priced units that were designed for industrial use in law enforcement and security market applications. In 2011 and 2012, we finalized the design for a lighter weight, less expensive, and more maneuverable unit to be sold into the consumer markets and we expect to launch the T3 Vision line in 2013. We believe this unit is ideally suited for additional applications including tour operators, indoor security, and as a high end consumer mobility vehicle.

Cost Containment Strategy:

We are in the process of right-sizing our cost structure which consists of reducing the costs to produce our T3 Series units and accessories and reducing our operating cost structure as described below.

Production cost reduction strategy.

The costs to produce our T3 units consist of materials costs, outsourced sub-assembly costs, in-house labor assembly costs, and manufacturing overhead allocated to each unit produced. We implemented a cost reduction strategy in 2012 which will continue throughout 2013 and includes reduction in each of these areas. In 2012, management began to review our materials costs and identified multiple components that were single sourced at high cost. Prior to March 2012, many of the units shipped were highly configured with little thought to unit cost. Beginning in April 2012, management created a base T3 unit and standardized our bill of materials so as to provide for improved cost reporting and control. Moving forward into 2013, management reviewed the sub-assembly and key components purchased and identified several key parts and sub assemblies which we intend to outsource to less expensive providers later in 2013 and which we expect will result in increased unit margins. Reductions in labor and overhead costs were implemented in late 2012 and early 2013 and should result in lower per unit costs in 2013.

Operating cost reduction strategy.

Management began cost containment measures in 2012 and the efforts continue into 2013. Excluding non-cash charges for depreciation, bad debt expense and stock compensation of approximately $1.1 million, remaining operating expenses were approximately $5.6 million in 2012 or approximately $0.5 million “cash burn” per month in 2012. Management intends to reduce discretionary operating expenses in 2013 through headcount reductions, both officer salaries and employee reductions, eliminating consultants, rent decreases, and taking a “return on investment” approach to all expenditures while making key selected investments to improve sales and marketing, develop new revenue bearing products, and improve productivity.

Marketing and Distribution

Prior to 2012, we marketed our products through a limited direct sales force located at our headquarters in Costa Mesa, California and through agreements with numerous international distributors and manufacturer’s representatives. Our sales were primarily to law enforcement and securities firms. Our typical customer was a police department or security firm which was an early adopter of new technology. Our marketing efforts consisted of industry tradeshows.

During 2012, we began to change our marketing approach due to the high operating cost per unit sold, the inability of the Company to increase unit sales from prior year unit sales, and the ineffective results of our sales and marketing strategies. For the North American markets, the changes involved moving to a combined model consisting of selling directly to large national accounts only and, for smaller customers, selling through a network of distributor resellers and a sales force tasked with developing relationships with new distributors and ensuring that these new distributors’ interests were clearly aligned with those of the company. For the international markets, we restructured our sales force to add key individuals with substantial prospects for reseller channel sales in the global markets we are focused on. For 2013, we intend to enhance our sales and marketing efforts by adding key personnel, and providing T3 resources designed to give all of our new and existing resellers stronger outbound marketing support. We believe this approach will be effective to service both our existing market of professional law enforcement and security customers, as well as our planned expansion into consumer markets in 2013. We also intend to enhance our web-based marketing efforts, as we believe that these efforts will yield an excellent return on investment, as well as serving as a key component for developing our telesales and telemarketing customer pipeline.

We plan to continue to increase our domestic and international sales by engaging additional distributors in new and existing markets, particularly in Asia, Africa, the Middle East, and Europe. Our standard distribution agreements provide for the right to distribute our vehicle and accessories within defined geographic locations and defined markets. Our distribution agreements allow the distributor to purchase our products at set prices, however, generally there is no requirement that the distributors meet a minimum order quantity. Our distribution agreements usually can be cancelled by either party upon 30 days prior written notice.

Professional Markets

•	We value our customer input as we are a customer-driven company. We generally follow a fundamental approach using the following core customer interests for our professional (law enforcement and security) customers:

•	We evaluate the available budget from the customer, building the value of the product rather than price.

•	Return on Investment (ROI). Our products have demonstrated significant operational savings over gas powered vehicles and allow the end user greater mobility and work efficiencies while also providing a more environmentally friendly solution to our customers.

•	We strive to maintain a manufacturing process that generally holds lead times to approximately a two to six week timeframe.

•	We have an in-field swappable power system that enables our clients to operate vehicles without downtime for charging. The sustainable engineering and design was specifically tailored for the professional end user in law enforcement and private security.

•	Our vehicles have demonstrated that the iconic look and command presence has a crime deterrent ability.

•	Our vehicles allow the user greater mobility to maneuver through crowds and tight areas as compared to other vehicles such as motorcycles, effectively increasing the patrol area and granting the user job efficiencies.

Consumer Markets

We believe the consumer market to be the largest EV market segment. However, it is also highly competitive, with nearly all major automobile companies—as well as multiple start-ups—planning to produce plug-in EVs within the next three years. We see our consumer offering to be initially marketed through resellers into the tour operator, indoor security, and high-end consumer markets. We intend to market our products to our consumer markets using similar value propositions described in the professional market above, tailored to each customer niche.

To address the consumer market, we intend to leverage our existing sales force and distribution network to market and sell our products and to provide these dealers with outbound telesales and telemarketing efforts. In addition, we intend to engage additional dealers that market and sell products to the consumer recreational vehicle market such as golf cart or gas powered recreational vehicles. To assist these dealers, we intend to enhance our web based marketing coupled with telesales and telemarketing efforts.

Our Operations

Our principal executive offices and operations facility is located in Costa Mesa, California. Our main corporate headquarters facility located at 2990 Airway Avenue, Building A, is a leased 34,000 square foot facility, that is home to the executive staff and sales staff and is our main operational and manufacturing location. The facility is equipped with multiple production lines capable of producing up to 250 T3 vehicles per month. We intend to reduce the cost of our facility in 2013 and increasingly move to an outsourced fulfillment model in order to reduce our costs per unit sold.

Our manufacturing activities largely consist of final assembly, testing and quality assurance. We manufacture our T3 Product Suite at our headquarters. Our raw materials are sourced from various suppliers, both domestic and international.

Our sales and marketing operations are located at our headquarters. We have agreements with various distributors and manufacturing representative companies, which generally provide the distributors and manufacturers’ representatives the exclusive rights to sell the T3 Product Suite in specified non-exclusive geographic regions. Each agreement typically contains a 30 day cancellation clause.

Our raw materials are sourced from various domestic and international suppliers. For 2011 and the first part of 2012, over 70% of our T3 Series suppliers were local suppliers who provide products and services to low volume early stage development companies. As the vehicle design has stabilized and sales volumes have increased, in 2012 we began our transition to incorporate a global supply chain including volume purchases and purchases of sub-assemblies where economically beneficial. We have made significant progress in establishing relationships with suppliers who service volume production stage companies and allow for lower overall manufacturing costs. The supply chain could include materials sourcing and subassembly operations from sources in China, South Korea and Mexico. These components will be shipped to our operations facility in Costa Mesa, California for final assembly, test, inspection, and shipments to our customers. We plan to continue to expand this multiple source supplier base to allow us to utilize both current U.S. based suppliers and newly acquired global suppliers to reduce the risks of our existing single sourced components and reduce product costs.

We do not manufacture certain of our T3 accessories, primarily the T3 ALPR, Motion Track, and various camera systems. Fully-built versions of these products are delivered to us as completed units from their respective developers and manufacturers and are re-sold as “add-on” accessories.

Operating and Manufacturing Strategy

Our management and engineering teams have experience working with off-shore manufacturers and believe there are advantages to partnering with reputable off-shore suppliers to access reliable manufacturing at a lower labor cost. Our staff continuously seeks to find new qualified suppliers and we evaluate suppliers for the maximum benefit that can be realized. We generally seek suppliers and manufacturers with a well established history of supplying quality products within their respective industries, a trained and experienced technical work force, state of the art facilities and knowledge of all aspects of supply chain management, operational execution, global logistics and reverse logistics. Moving forward into 2013, we intend to form additional alliances and partnerships with vendors and outsourced manufacturers to supplement our current in-house capabilities, to increase our capacity, and to supplement our core competencies.

Competition

For both our Professional and Consumer products, we currently compete with other providers of personal mobility vehicles including, without limitation, Segway, Xtreme Green Products, California Motors-Ride Vehicles and Gorilla Vehicles, but also compete with other forms of transportation such as bicycles, golf cart manufacturers, horses and standard police cars.

Some of our competitors are larger than we are and may have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources. These competitors may also be able to respond rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with products that may provide additional features or that may be introduced earlier than our products. Further, some of our competitors are already established with some of our existing and expected future distributors and resellers. These pre-existing relationships may impact our ability to enter into successful commercial relationships with these targeted resellers.

We attempt to differentiate ourselves from our competitors by working to provide superior customer service and developing products with appealing functions targeted to our core markets of professional end users in law enforcement, private security, and government. After the product launch of the T3 Vision consumer unit, we believe we will provide a much broader product offering, further differentiating ourselves from our competitors by providing a complete solution to our existing markets.

Intellectual Property

The following table describes the intellectual property owned by us:

Type	Name	Issued by	Description

Trademark		United States Patent and Trademark Office	Logo, brand name used on our products

Trademark		United States Patent and Trademark Office	Logo, brand name used on our products

Trademark	"ENABLING PERSONAL MOBILITY"	United States Patent and Trademark Office	Logo, brand name used on our products

Design Patent	"BATTERIES AND CHARGERS	United States Patent and Trademark Office	Batteries and battery monitoring and charging system
THEREFOR"

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

On December 7, 2009, we filed a United States Patent Application for Rechargeable Battery Systems and Methods (Provisional). The claim covers a battery charging management system that we will deploy in our electric CT-Series and GT3 vehicle in the future. While modular technology was already used in the T3 Series vehicle, this new battery and charger system will provide more efficiency and no downtime.

We cannot assure you that any patents will be issued, or even if issued, that they will provide adequate protection for our intellectual property. Furthermore, due to the expense of pursuing an international patenting strategy, which would require resources that the Company does not have to spend right now, we will not have patent protection in many foreign countries where our products are manufactured, sold and/or distributed.

From time to time, the Company may license intellectual property rights from third parties pursuant to agreements calling for the payment of license fees and/or royalties on sales.

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

Amounts Spent on Environmental Compliance

During the fiscal years ending December 31, 2012 and December 31, 2011, the Company has incurred no expenses associated with federal, state and local environmental requirements, and management does not anticipate that the level of expense incurred by the Company associated with such requirements will vary materially from these historic levels during fiscal 2013.

Customers

Professional

Our marketing focus includes customers that have large areas to patrol, such as law enforcement, airports, hospitals, universities, security companies, property management companies, shopping malls or large corporate campuses. No single customer accounted for more than 10% of our net revenues for the years ended December 31, 2012 and 2011, respectively.

Consumer

Our marketing focus includes the high-end recreational market and includes ATV, motor cycle and recreational vehicle dealers as well as high-end recreational vehicle and aftermarket parts dealers. The target customer includes the affluent customer, the customer who enjoys recreational vehicles, and tourist operators.

Employees

As of December 31, 2012, we had a total of 37 employees, all of which are full-time employees. We have not experienced a work stoppage. We believe that our relations with our employees are good.

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

We have generated net losses since our inception (March 16, 2006). Our net loss for the year ended December 31, 2012 was approximately ($21.5 million). Our net losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 were approximately $(5.5 million), $(8.3 million), $(6.7 million), $(12.3 million) and $(8.6 million), respectively and at December 31, 2012 had an accumulated deficit of $(76.4 million). The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains an explanatory note regarding the substantial doubt about our ability to continue as a going concern. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the foreseeable future, we will require additional financings in 2013. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions and may result in significant dilution to our current shareholders. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains a going concern explanatory paragraph in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of December 31, 2012, and 2011 was approximately ($76.4 million), and $(54.9 million), respectively. At December 31, 2012 and December 31, 2011, we had working capital deficit of ($16.3 million) and working capital of $3.0 million, respectively, and cash and cash equivalents (including restricted cash) of $1,303,136 and $2,194,939, respectively.

While management plans to continue to implement a cost reduction strategy and is seeking to increase our cash flow from operations, we cannot assure you that we will be successful in this regard. Since inception, we have used cash in excess of operating revenues. Until management completes its cost reduction strategy, and if it is successful such that the company is able to generate significantly higher sales to realize the benefits of the strategy, and significantly increase our cash flow from operations, we will require additional capital to meet our working capital requirements, achieve our expansion plans and fund our research and development. We plan to continue to raise additional equity or debt financing to meet our working capital requirements. If we fail as a going concern, our shares of common stock will hold little or no value. Such financing will also likely result in significant dilution to our existing shareholders.

We rely on a small number of senior executives to manage the Company. We hired new senior management and sales executives in 2012 who resigned within one year. Additional new management may be required and may be difficult to hire and retain. New management may be limited in their effectiveness, may be inefficient, or may miss opportunities or have problems due to their inexperience with the Company. The new management may implement new strategies or plans that result in additional losses or loss of shareholder value.

On April 2, 2012, the Company’s Founder, Chairman of the Board of Directors, and Chief Executive Officer resigned as Chief Executive Officer, assumed the role of Chief Technology Officer and then resigned from that position in July 2012. In April 2012 the Company appointed Rod Keller, Jr. to server as its Chief Executive Officer and Domonic J. Carney as Chief Financial Officer. On October 26, 2012, Mr. Carney resigned as Chief Financial Officer and no replacement has since been identified. On February 26, 2013, Mr. Keller resigned as Chief Executive Officer and was replaced by William Tsumpes as Chief Executive Officer and interim Chief Financial Officer. If Mr. Tsumpes is unable to properly perform his duties as Chief Executive Officer and Interim Chief Financial Officer the Company’s competitive advantages may be negatively impacted, additional costs may be incurred, and additional time spent recruiting their replacement. This may result in costly time delays for the implementation of sales growth strategies, cost reduction measures or future product launches. Any of these events could increase our operating losses and require additional capital which may be dilutive to investors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers is unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our future growth is dependent upon the public’s willingness to accept electric vehicles.

Our future growth is largely dependent upon the adoption by the public of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of electric vehicles include:

•	perceptions about electric vehicle quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;

•	perceptions about vehicle safety in general, and in particular safety issues that may be attributed to the use of advanced technology;

•	the range over which electric vehicles may be driven on a single battery charge;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	improvements in the fuel economy of the internal combustion engine;

•	volatility in the cost of oil and gasoline;

•	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;

•	concerns that extreme temperatures, cold or hot, could reduce the performance of the electric vehicle or life of the batteries included in such vehicles;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	confusion in the marketplace about the efficacy and desirability of competing electric vehicle brands, as well as of electric vehicle technology as compared to other alternative technologies coming to market simultaneously with the Company’s product lines; and

•	macroeconomic factors, generally.

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

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims. Alternatively, even if we do not experience them ourselves, consumers may attribute similar problems or concerns involving other companies in our industry to our products and technologies.

The motor vehicle industry in general has historically been subject to a large number of product liability claims in recent years due to the nature of personal injuries that can result from accidents or malfunctions. We face an inherent risk of exposure to claims in the event people fail to use our vehicles for their intended purposes or if owners fail to use or care for them properly. These accidents can also occur as a result of user error or inadequate training, through no fault of the manufacturer of the vehicle. A successful product liability claim against us could require us to pay a substantial monetary award. We maintain product liability insurance for all our vehicles on a claims made basis, but we cannot assure that our insurance will be sufficient to cover all potential product liability claims, or that technical exclusions in such policies will render them unavailable to the company under any specific set of circumstances. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business, assets and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy. In addition, a product liability claim, even if we were able successfully to defend against it, could generate substantial negative publicity about our vehicles and business, and inhibit or prevent commercialization of other future vehicles, which would have a material adverse effect on our brand, business, prospects, financial condition and operating results.

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

As widely reported, financial markets in the United States, Europe, the Middle East, Latin America and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These conditions have already impaired our ability to access credit markets and finance operations. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. We have been, and may continue to be, impacted by these economic developments, both domestically and globally. We believe that the current tightening of credit in financial markets has adversely affected the ability of our customers and suppliers to obtain financing for significant purchases and operations, and could result in a decrease in orders for our products and services. Similarly, the downturn has resulted in budgetary constraints and delays in government funding, which we believe has also adversely affected the ability of certain law enforcement agencies and police departments to fund additional capital equipment purchases. These economic conditions may negatively impact us as some of our customers defer purchasing decisions, thereby lengthening our sales cycles. Our customers’ ability to pay for our products and services may also be impaired, which may lead to an increase in our allowance for doubtful accounts and write-offs of accounts receivable. Our revenues in fiscal year 2012 decreased to $4.5 million, from $5.3 million in fiscal 2011. Net revenues for the period ended December 31, 2012 decreased $0.8 million from the same period in 2011, due in part to many of the foregoing factors, which factors may continue to affect our revenues and operating results in future periods, and could worsen.

Some of the global factors which could materially and adversely affect the company’s performance, as well as that of the economy generally, are the weakening of US and foreign currencies and their potential devaluation, economic default in areas like the Eurozone, rising inflation, war, civil unrest and terrorism.

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

We have expanded our marketing, distribution, and sales efforts to include the Middle East, Canada, Mexico, South Africa, South America, Asia and Europe. As a result, we are exposed to a number of risks, including:

•	fluctuations in currency exchange rates, and the lack of mobility of certain currencies across foreign borders;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and cost relating to compliance with the varying commercial and legal requirements of the overseas markets in which we offer our products; and

•	inability to obtain, maintain or enforce intellectual property rights.

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

We may be subject to lawsuits and other legal proceedings, which could burden the Company with substantial expense, time and disruption of the business.

From time to time the Company may become the subject of legal proceedings and claims in the ordinary course of our business. Such legal proceedings and claims can involve customers, vendors, creditors, shareholders, employees, contractors, regulators and other third parties who believe they have a valid claim against the Company, or against whom the Company believes it has a valid claim. Whether prosecuting or defending such legal proceedings, and regardless of whether the Company ultimately prevails in such legal proceeding, the effect of such proceedings on the Company can be substantial in terms of the expense of time, capital, human resources and other items in pursuing or defending against such claims, as well as the negative publicity and disruption to the business which can occur in these circumstances. It is impossible for us to predict with any certainty the outcome of pending disputes when they do arise, and we will be unable to predict whether any liability arising from pending claims and litigation would be material in relation to our consolidated financial position or results of operations.

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

Our success is dependent on protecting our intellectual property rights. The practices we employ to protect them domestically may not be sufficient in all circumstances, and we cannot afford the expense of filing for patents in all countries where our products are manufactured or sold.

We rely on a combination of patent, copyright, trademark, trade dress and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain protection for our trademarks and patents. We have three trademarks registered with the United States Patent and Trademark Office, which office has also granted us one patent approval, while four other patent applications have been filed and are pending approval from the USPTO. We cannot assure you that these trademarks and patents will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

We also rely on trade secrets and new technologies to maintain our competitive position, but we cannot be certain that others will not gain access to these trade secrets, or that they will be respected if challenged. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

If a third party were to challenge or infringe upon our registered or common law intellectual property rights in the US or abroad, it could be very expensive, time-consuming and disruptive to other business activities to defend such rights, even if the company were to prevail. In any given case, management would have to weigh the costs of defending against such attack on our intellectual property rights with the costs and burdens to the company of doing so, and with limited resources we may not have the ability to commit them toward defense of such rights, which could encourage others to take similar actions and/or lead to a diminution in the value of our brands or portfolio of intellectual property rights, or are inability to assert, register and protect such rights in other markets. Furthermore, due to the expense of pursuing an international patenting strategy, which would require resources that the Company does not have to spend right now, we will not have patent protection in many foreign countries where our products are manufactured, sold and/or distributed. If these things came to pass, it could have a material adverse effect on our business and financial condition.

We may be exposed to liability for infringing intellectual property rights of other companies.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware today of any patents and trademarks which the manufacture, sale or usage of our products or their use might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party.

Historically, our founder, officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

Until November 2012, our directors and executive officers controlled in excess of 50% of our outstanding shares of common stock that were entitled to vote on all corporate actions. Since November 27, 2012 with the issuance of 2,390,750 shares for the November 2012 Senior Convertible Debentures, our directors and officers collectively control 49.2% of our outstanding shares of common stock. In particular, Ki Nam, our former controlling stockholder, Chairman and Chief Technology Officer, together with his children, owns 22.5% of the outstanding shares of common stock and the Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund collectively own 26.7%. After the expected issuance of the 1,962,500 shares of Common Stock Subscribed but Unissued, Mr. Nam and Vision would have a pro forma combined ownership of 43.6% of the outstanding shares of common stock. Neither Vision nor Mr. Nam participated in the November 2012 financing and full exercise of the convertible debt and five year warrants issued in connection with the November 2012 financing, would result in a pro forma combined ownership percentage of 7.2%. The Vision funds and Mr. Nam could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control, even if these actions would benefit our shareholders and us. This control could adversely affect the voting and other rights of our other shareholders and could depress the market price of our common stock.

Risks Relating to Ownership of Our Securities

There is no guarantee that our securities will remain listed on NYSE MKT.

Our common stock is listed on NYSE MKT (the “Exchange”). Such listing, however, is not guaranteed. On June 1, 2012 we received a letter from the Exchange’s Corporate Compliance department that the Company was under review for non-compliance with one of the Exchange’s continuing listing requirements, namely Section 1003 (a)(iv) of the NYSE Company Guide indicating that the Company has sustained losses which are substantial in relation to its overall operations or existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In order to maintain its listing the Company was required to submit a plan by July 2, 2012 addressing how it intends to regain compliance with Section 1003(a)(iv) by November 20, 2012. The Company’s plan was approved in August 2012 but on October 26, 2012, the Company received a notice that it had failed to make adequate progress on the plan from NYSE MKT and that delisting proceedings would begin unless the Company appealed the notice. On November 1, 2012, the Company appealed the delisting proceedings and began the delisting hearing process, which is expected to continue until at least May, 2013. The Company may not succeed in its delisting appeal and may be removed from the NYSE MKT listing. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters from the May 2011 public offering of our securities are not obligated to make a market in our securities, and even after making a market, can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.

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

Furthermore, certain mergers where stockholders may receive cash or non-publicly traded securities require the consent of a supermajority in interest of certain major purchasers of our recent Class H and I warrants. If we are unable to obtain such consent, we may be unable to consummate the merger or sale of our company under terms favorable to our stockholders. Such provisions could also deter potential buyers from initiating an offer.

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

 As of April 16, 2013, the Company has 15,323,277 shares of common stock outstanding, 2,212,500 shares subscribed but unissued and are issuable after regulatory approval, conversion rights of Senior Convertible Debentures which could result in the issuance of 46,032,500 shares, and warrants to purchase 50,948,557 shares of common stock at an exercise price of $0.10 per share.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). All of the 4,353,250 shares issued or issuable on November 27, 2012 will be after the six month Rule 144 limitation as of May 27, 2013. An additional 250,000 shares issuable in March 2013 will be past the Rule 144 six month limitation in September 2013.

Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sale of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock. The Company has no control or influence over whether or not any shares of its stock issuable pursuant to conversion, exchange or exercise will be subscribed for, nor over whether or when our stockholders may determine to sell any or all of their shares in market transactions or otherwise.

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

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity- related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

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

We have incurred increased costs and compliance risks as a result of becoming a public company.

We are a public company and we will continue to incur significant legal, accounting and other expenses. We incur costs associated with our public company reporting requirements. We also incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). The amount of costs we incur are expected to increase as the Company becomes larger or more complex. We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly add to our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We cannot assure you that we will be able to effectively meet all of the requirements of Section 404 as currently known to us on a timely basis or at all, or that even we are able to do so today, that we will be able to keep pace with future regulations. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management or outside parties being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchased your shares may not be indicative of the price of the common stock that currently exists or will prevail in the trading market. You may be unable to sell your shares at or above your purchase price in the foreseeable future, or at all, which may result in substantial losses to you.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	announcements of new products or services by us or our competitors;

•	fluctuations in interest rates;

•	significant sales of our common stock;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news reports relating to trends in our markets or general economic conditions.

The stock markets in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a shareholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Company is legally responsible for the indemnification of its officers and directors in certain circumstances, which could result in substantial expenditures.

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

ITEM 2.	PROPERTIES

Our main office and manufacturing facility is located in Costa Mesa, California. The table below provides a general description of our properties:

Location	Principal Activities	Area (Sq. Meters)	Lease Expiration Date
2990 Airway Ave. Bldg A, Costa Mesa, California 92626	Main office and manufacturing facility	33,520	Month-to-Month

Effective January 1, 2012, we lease one facility in Costa Mesa, California under a non-cancelable operating lease agreement that expired in August 2012 and was extended on a month-to-month basis. The lease requires a monthly lease payment of approximately $26,000 per month.

Lease expense for the facility was approximately $300,000 and $388,000 and years ended December 31, 2012 and 2011, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company may become the subject of legal proceedings and claims in the ordinary course of our business. Management does not view any of our current lawsuits as material, either individually or in the aggregate, and we have accrued for them on our financial statements. Nor are we involved as a plaintiff in any material proceeding or pending litigation. We are also unaware of any proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our Company.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 16, 2011, our common stock has been listed on the NYSE MKT under the symbol, “TTTM.” Prior to that time, our common stock was listed on the OTC Bulletin Board under the symbol “TMMM” since December 6, 2009. Prior to December 6, 2009, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the AMEX or the high and low bid quotations per share as reported on the OTC Bulletin Board for the periods indicated. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions and may not represent actual transactions. All prices assume the one-for-10 reverse stock split which took place on May 16, 2011.

	High	Low
2012
Fourth Quarter	$0.55	$0.13
Third Quarter	$0.90	$0.38
Second Quarter	$1.69	$0.61
First Quarter	$0.78	$0.38
2011
Fourth Quarter	$1.15	$0.26
Third Quarter	$3.00	$0.76
Second Quarter	$9.80	$2.90
First Quarter	$4.00	$2.80
2010
Fourth Quarter	$7.00	$3.00
Third Quarter	$10.10	$2.70
Second Quarter	$10.00	$2.50
First Quarter	$20.00	$8.90
2009
Fourth Quarter (from December 6, 2009)	$20.00	$12.50

Holders

As of April 16, 2013, there were 66 shareholders of record of our common stock based upon the shareholder list provided by our transfer agent. Our transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75074, and their telephone number is (469) 633-0101. As of April 16, 2013, there were approximately 901 beneficial holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by stockholders	10,119,518	$0.72	8,358,882
Equity compensation plans not approved by stockholders	54,680,086	$0.46	—
Total	64,799,604		8,358,882

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

The 2007 Plan will terminate on the earlier of (i) May 15, 2017, or (ii) the date on which all 745,000 shares available for issuance under the 2007 Plan is issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of T3 Motion. No further options may be granted under the 2007 Plan. As of December 31, 2012, there were outstanding options to purchase 285,900 shares of our common stock under the 2007 Plan.

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

2010 Stock Option/Stock Issuance Plan

The 2010 Plan became effective in January 2010, and was approved by our stockholders in June 2010. The stockholders increased the maximum number of shares of common stock that may be issued over the term of the 2010 Plan to 3,150,000 shares in December 2011 and increased the maximum number of shares of common stock that may be issued to 18,150,000 in December 2012.

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

The 2010 Plan will terminate on the earlier of (i) January 26, 2020, (ii) the date on which all 18,150,000 shares available for issuance under the Option Plan are issued, or (iii) the termination of all outstanding options in connection with a merger with or into another corporation or a “change in control” of us.

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

As of December 31, 2012, there were outstanding options to purchase 9,833,618 shares of our common stock under the 2010 Plan.

Warrants

From time to time, we issue warrants to purchase shares of our common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. Such warrants are issued outside of the 2010 Plan and the 2007 Plan. The issuance of warrants is discretionary to the Company’s board of directors, subject to any contract commitments which may exist at the time, and there is no specific limitation on the amount of stock purchase warrants which our board of directors may authorize for issuance in any single transaction or in the aggregate.

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of our selected financial information for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report.

	2012	2011	2010	2009	2008
Income Statement Data:
Net revenues	$4,519,757	$5,295,521	$4,682,908	$4,644,022	$7,589,265
Gross profit (loss)	477,207	588,234	170,411	(344,096)	(1,703,611)
Operating expenses	6,769,730	7,818,502	7,009,514	8,449,934	9,917,111
Loss from operations	(6,292,523)	(7,230,268)	(6,839,103)	(8,794,030)	(11,620,722)
Net loss	(21,528,474)	(5,503,018)	(8,327,887)	(6,698,893)	(12,297,797)
Net loss attributable to common shareholders per share — basic and diluted	$(1.64)	$(0.99)	$(2.53)	$(1.51)	$(2.90)
Statement of Cash Flow Data:
Net cash used in operating activities	$(4,377,548)	$(6,976,740)	$(5,185,067)	$(5,356,937)	$(8,775,598)
Net cash used in investing activities	$—	$(18,056)	$(48,214)	$(38,450)	$(2,063,768)
Net cash provided by financing activities	$3,485,745	$9,055,874	$2,776,000	$6,294,076	$7,584,401

	2012	2011	2010	2009	2008
Balance Sheet Data:
Related party notes payable, net of debt discount	$1,000,000	$1,254,024	$6,512,121	$1,836,837	$1,986,598
Total Liabilities	$20,017,940	$2,746,994	$19,259,648	$15,703,734	$7,188,313
Total Stockholders’ Equity (Deficit)	$(16,263,183)	$2,274,906	$(15,679,732)	$(9,644,413)	$715,875

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at our facilities, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion, Inc. and our wholly- owned subsidiaries, R3 Motion, Inc., and T3 Motion, Ltd. (U.K.) (collectively, the “Company”, “we”, “us”, “our”) develop and manufacture personal mobility vehicles powered by electric motors. Our T3 Suite of products include, the T3 Series, the electric stand up vehicle for the professional market, the T3i Series ESV, the international version of the T3 Series, and the T3 Vision Series, the consumer version of the T3 Series, (collectively, the “T3 Product Suite”). We currently sell our products in the U.S. directly and through distributors, and also market our T3i Series ESV in 27 countries and on six continents through distributors. We are in the process of developing the third generation of the T3 Series units with new and innovative features including an improved drive train, improved control panels and electronics, and an improved body and chassis which will allow for additional accessories and application uses.

Until April 2012 we were developing the R3 Series, an Electric/Hybrid Vehicle, which is a plug-in hybrid vehicle that features a single, wide-stance wheel with two high-performance tires sharing one rear wheel. In 2012, due to financial constraints, we put our development and commercialization plans for the R3 Series on hold. In July 2012, we established a new subsidiary to allow for a potential sale, spin off, or joint venture of the R3 Series and we are currently investigating alternative marketing and commercialization strategies for the R3 Series.

Management Changes and turnover

In January 2012, Kelly Anderson, the Company’s Chief Financial Officer resigned to pursue other interests, effective February 15, 2012, and Ki Nam, the Chief Executive Officer assumed the role of acting Chief Financial Officer. In April, 2012, the Company announced a management change whereby Mr. Nam, the Company’s Founder, Chairman of the Board of Directors and Chief Executive Officer would step aside as Chief Executive Officer and acting Chief Financial Officer, retain the role of Chairman of the Board, and continue to participate in the day to day operations as Chief Technology Officer. Concurrently, the Company announced the appointment of Rod Keller Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer.

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

On July 17, 2012, Ki Nam resigned as Chief Technology Officer of T3 Motion, Inc and assumed the role of Chief Executive Officer of R3 Motion Inc. (“R3 Motion”), a wholly owned subsidiary of T3 Motion Inc., that will focus on launching the R3 Motion consumer vehicle. The Company and Ki Nam entered into a binding term sheet (the “Term Sheet) setting forth the understandings of the parties with respect to R3 Motion, including Mr. Nam’s role with this entity. Pursuant to the Term Sheet, Mr. Nam agreed to resign from his position as a T3 Motion, Inc. officer, employee and Chairman of the Board of Directors of the Company and become the Chief Executive Officer of R3 Motion.

On October 26, 2012, Domonic J. Carney, the Company’s Chief Financial Officer notified the Board of Directors that he was leaving the Company to pursue other interests. Mr. Carney has advised that he will continue to work with the Company in order to assist with the transition as the Company seeks to retain his replacement and would be available on an as needed basis through the end of the second quarter of 2013.

On February 21, 2013, Rod Keller Jr. resigned as Chief Executive Officer of the Company to pursue other interests but retained his position as a member of the Board of Directors of the Company. Mr. Keller has advised that he will continue to work with the Company into April, 2013.

On February 22, 2013, the Company’s Board of Directors appointed William Tsumpes as Chief Executive Officer and interim Chief Financial Officer. Mr. Tsumpes was elected to the Company’s Board of Directors in December 2012.

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

On December 31, 2012, William Tsumpes was elected to the Company’s Board of Directors resulting in a total of seven directors on the board

On March 27, 2013, Messrs. Rod Keller and Robert Thomson each notified the company that they would be resigning from the board of directors of the Company as of March 27, 2013. Mr. Thomson formerly served as chairperson of the compensation committee. Mr. Keller formerly resigned as the Company’s Chief Executive Officer on February 21, 2013. Messrs. Keller and Thomson had no disagreements with the Company on any matter relating to the Company’s operations, policies or practices that resulted in their decision to tender their resignations. Each resigned in order to remove themselves as directors so that the Company would regain compliance with the March 21, 2013 NYSE MKT, LLC notification as described below.

NYSE MKT Notifications

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

On October 26, 2012, the Company received notice from the NYSE MKT LLC ("NYSE MKT") indicating that the Company failed to make progress consistent with the plan and is not in compliance with certain of the NYSE MKT continued listing standards. Specifically, the letter from the Exchange stated that the Company is not in compliance with Section 1003(a)(iv) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company was further notified that, unless an appeal is filed by November 2, 2012 that the NYSE MKT would initiate delisting proceedings.

The Company informed the Exchange of its intention to pursue the right of appeal and request a hearing pursuant to Sections 1203 and 1009(d) of the Company Guide. In the event that the Company's appeal is unsuccessful, the Company expects that its common stock will trade on OTC.BB no later than any official delisting from the Exchange. Until the Company is deemed to be in compliance with the listing standards, the Company will be subject to periodic review by Exchange staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

On March 4, 2013, the NYSE MKT, LLC conducted a hearing regarding the company’s delisting procedures. On March 15, 2013, NYSE MKT notified the company that it had elected to defer action until at least May 15, 2013. At that time, NYSE MKT staff was to review the company’s financial results at which time it would discuss and consider further action or dismissal of the proceedings.

On March 25, 2013 the Company was notified by the NYSE MKT, LLC indicating that the Company was not in compliance with certain of the Exchange’s continued listing standards as set forth in Section 801(h) of the NYSE MKT Company Guide (the “Company Guide”). Specifically, the appointment of one of the Company’s previously independent directors, Mr. William Tsumpes, as Chief Executive Officer and Interim Chief Financial Officer of T3 Motion, resulted in greater than 50% of the directors on the Company’s board lacking independence (only three of seven directors were independent). The notice stated that the Company has until the earlier of the next annual meeting or one year to resolve the issue.

In order to fully resolve the Section 801(h) issue, the Company accepted the resignations of two directors, Mr. Rod Keller and Mr. Rob Thomson, effective March 27, 2013 to ensure the Company’s compliance with Section 801(h) of the NYSE MKT Company Guide. The resignations of Messrs. Keller and Thomson reduces the number of directors to five and results in three directors out of five maintaining independent status as of March 28, 2013 thereby resolving the March 21, 2013 Section 801(h) compliance notice.

On April 12, 2013, the Company received formal notification dated April 5, 2013 from NYSE MKT, LLC that the Section 801(h) delinquency, regarding independent directors, was resolved.

Recent Financings

Senior Convertible Debentures

On November 27, 2012, the Company entered into Securities Purchase Agreements (“November 2012 Purchase Agreement”) with twelve Accredited Investors (the “Debenture Holders”). In connection with the November 2012 Purchase Agreement, the Company and the Debenture Holders also entered into Secured Convertible Debenture Agreements (the “2012 Debenture”) a Warrant Agreement (“November 2012 Warrant”), and a Security Agreement. Under these agreements, the Debenture Holders provided a senior secured convertible loan to the Company in the aggregate principal amount of $4,353,250 due November 27, 2013 and received 4,353,250 Debenture Units. Each Debenture Unit consists of: i) one share of unregistered Common Stock of the Company, ii) one Senior Convertible Debenture convertible into Common Stock of the Company at an initial conversion price of $0.10 per share, and iii) ten warrants with a five year life, expiring November 27, 2017, each exercisable into one share of Common Stock of the Company at an initial exercise price of $0.10 per share. The Company issued 2012 Debentures totaling $4,352,250 and received gross cash proceeds of $2,875,000 on the closing date, converted $1,240,750 of existing notes payable and accrued interest, and issued a 2012 Debenture totaling $237,500 in lieu of cash financing fees. The initial conversion price of the 2012 Debentures and the exercise price of the November 2012 Warrants are subject to “full-ratchet” anti-dilution provisions which would require a reset of the exercise price and conversion price if the Company issues additional equity securities below the then effective exercise or conversion price for the November 2012 Warrants or 2012 Debentures. The Company is accounting for the anti-dilution features included in the 2012 Debentures and the November 2012 Warrants as derivative liabilities. See also Note 11 to the accompanying consolidated financial statements.

The Company received $2,712,561 in net cash proceeds consisting of gross cash proceeds of $2,875,000 net of cash fees and transaction costs of $162,439. The Company converted $1,240,750 of existing bridge notes, notes payable, and interest payable, and issued $237,500 of 2012 Debentures in lieu of cash placement fees of $237,500. The Company will use the cash for working capital and general operating costs.

The investors also received the right, but not the obligation, to participate in future financing of the company at identical terms in equal amounts to their participation in the November 2012 participation levels. Pursuant to the terms of the Security Agreement, the Loan is secured by all assets of the Company.

Common Stock Issued and Issuable

At the date of the closing, the Company was limited by the regulations of the Securities and Exchange Commission to the issuance of no more than 19.99% of the then issued and outstanding common shares without shareholder approval. The Company received irrevocable voting proxies of 58% of the issued and outstanding shares and is in the process of filing the required shareholder proxy filings to receive formal approval to issue the shares. At the date of closing, the Company issued 2,390,750 Common Shares valued at $0.33 per share, the closing share price on November 27, 2012, or $788,948. An additional 1,962,500 Common Shares are issuable after the completion and effectiveness of the regulatory filings. The Company recorded Common Stock subscribed but unissued of $647,625 for the 1,962,500 shares issuable after the completion of the regulatory filings. Both the Common Stock Issued and Issuable are restricted for trading under Rule 144 until May 27, 2013. The Company recorded the value of the Common Stock issued and issuable as a discount to the Senior Convertible Debentures.

Embedded Conversion Feature

The 2012 Debentures were issued with an embedded conversion feature whereby the Debenture Holders can exchange their Debentures at any time until the November 27, 2013 due date for shares of the Company’s Common Stock at a conversion price initially set as $0.10 per share, subject to adjustment for anti-dilution provisions.. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the conversion feature as a one year call option to purchase 43,532,500 shares of Common stock with an initial fair value of $10,445,224 as described in Note 11 in the accompanying consolidated financial statements. The initial value was recorded as a debt discount to the 2012 Debentures limited to the face value of the 2012 Debentures with the excess fair value recorded as interest expense in the accompanying consolidated statement of operations (see Limitation on Debt Discount below).

Warrants issued

The 2012 Debentures were issued with warrants to purchase shares of common stock whereby the Debenture Holders can exercise their warrants at any time until November 27, 2017, at an exercise price initially set at $0.10 per share, subject to adjustment for anti-dilution provisions.. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the November 2012 Warrants to purchase 43,532,500 shares of the Company’s Common stock with an initial fair value of $13,761,506 as described in Note 11 to the accompanying consolidated financial statements. The initial value was recorded as a debt discount to the 2012 Debentures limited to the face value of the 2012 Debentures with the excess fair value recorded as interest expense in the accompanying consolidated statement of operations (see Limitation on Debt Discount below).

Imputed Interest

The 2012 Debentures were issued without a cash interest component. Based on a review of existing debt securities, the Company believed an appropriate discount should be recorded and imputed a 10% interest value, or $435,325 which was recorded as a debt discount on the transaction date and offset to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2012.

Limitation on Debt Discount

The combined fair value of the Common Stock Issued or Issuable of $1,436,573, the fair value of the embedded conversion feature of $10,445,224, the fair value of the November 2012 Warrants of $13,761,506, and the imputed interest discount of $435,325 exceeded the $4,353,250 face value of the 2012 Debentures by $21,725,378. The Company recorded a debt discount of $4,353,250 on the transaction date and recorded the excess fair value to interest expense in the accompanying consolidated statement of operations. Of the $21,725,378 excess fair value, the Company recorded expenses and losses to the accompanying consolidated statement of operations consisting of $6,068,025 recorded to loss on extinguishment of debt in connection with the conversion of the JMJ Convertible Note, Perry Trebatch Bridge Note Payable, and the 2011 Note (see Note 9 to the accompanying consolidated financial statements) and $15,657,353 recorded to interest expense which was netted with the allocation of the imputed interest on the 2012 Debentures of $435,325. The net amount recorded to interest expense in the accompanying consolidated statement of operations for the excess amount was $15,222,028. For the year ended December 31, 2012, interest expense of $405,508 was recorded from amortization of the discount on the 2012 Debentures to the accompanying consolidated statement of operations.

Deferred Financing Fees

The Company incurred financing fees on the November 2012 Debentures including $162,439 in financing fees paid in cash and $237,500 paid in 2012 Debentures. The Company recorded the total $399,939 to deferred financing fees which is included in prepaid expenses and other current assets in the accompanying consolidated financial statements and will be amortized to interest expense over the remaining life of the 2012 Debentures. For the year ended December 31, 2012, $37,255 was amortized to interest expense in the accompanying consolidated statement of operations.

Prior to the execution of the JMJ Convertible Note and Purchase Agreement described below and the 2012 Debenture issuance, the Company’s Board of Directors authorized an exercise price change of the Company’s Series I warrants to $0.60 per warrant on August 10, 2012 and to $0.10 per warrant on November 27, 2012. The Series I warrants were originally issued in conjunction with the Company’s May 2011 public offering and initially had an exercise price of $3.50 per warrant and expire in May 2016. The Series I warrants were subject to a negative covenant agreement dated May 19, 2011 and which incorporated into the public offering in May 2011 and which provided that, with limited exceptions, that issuances of the Company’s Common Stock or Common Stock Equivalents are prohibited if they are deemed issued for a price less than the exercise price of the Series I warrants. The Company recorded an expense for $683,445 to other income, net to reflect the difference in fair value for the 4,942,557 warrants subject to the pricing changes. The difference in fair value was calculated using the Black Scholes – Merton Option pricing model as described in Note 13 to the accompanying consolidated financial statements. The price change affects all 4,942,557 Series I warrants outstanding. Assuming full exercise of all Series I warrants outstanding, the Company would receive cash proceeds of $494,256 under the revised pricing as compared to $17,298,950 under the original pricing.

JMJ Financial Convertible Note Payable

On July 10, 2012, the Company entered into a Securities Purchase Agreement (“July 10, 2012 Purchase Agreement”) with JMJ Financial (“JMJ”). In connection with the July 10, 2012 Purchase Agreement, the Company and JMJ also entered into a Secured Promissory Note Agreement (the “July 10, 2012 Note”) and a Security Agreement. Under these agreements, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of $275,000 and JMJ delivered net proceeds to the Company in the amount of $250,000 resulting in an initial debt discount of $25,000 which was charged to interest expense in the accompanying consolidated statement of operations during the year ended December 31, 2012. The July 10 2012 Note was converted into the JMJ Convertible Note described below.

On August 10, 2012, the Company entered into a second Securities Purchase Agreement (the “Purchase Agreement”) with JMJ. In connection with the Purchase Agreement, the Company and JMJ also entered into a Secured Convertible Note Agreement (the “JMJ Convertible Note”), a Security Agreement, and a Warrant Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of up to $1,000,000 (the “Loan”) with an initial draw of $525,000, consisting of the $275,000 due under the July 10, 2012 Note (see above) and an additional $235,000 cash proceeds consisting of a $250,000 draw net of $15,000 of financing fees. Pursuant to the terms of the Security Agreement, the Loan was secured by all assets of the Company. The JMJ Convertible Note was due the earlier of December 31, 2012 or upon the successful raise of at least $3,000,000 of invested capital and bore interest at a 10% annual rate with a guaranteed minimum interest rate of 3% for funds advanced. During the year ended December 31, 2012, the Company recorded interest expense of $15,750 to the accompanying consolidated statement of operations based on the stated interest rate of the JMJ Convertible Note which was converted into the Senior Convertible Debentures issued in November 2012 (see Note 12 to the accompanying consolidated financial statements). The Company paid an origination fee of $26,250 which was included in debt discount and amortized to interest expense in the accompanying consolidated statement of operations. Additional draws of up to $475,000 were available under the JMJ Convertible Note at the discretion of the lender. For the initial $525,000 draw, the conversion price was $1.31 per share of the Company’s common stock. The conversion feature in the JMJ Convertible Note required an adjustment to the conversion price if the Company issued any common stock or common stock equivalents in the future at a price less than the conversion price then in effect for the JMJ Convertible Note. The Company determined that this embedded conversion feature qualified as a derivative liability, and accordingly, recorded the fair value of the conversion feature as a debt discount and a corresponding derivative liability (see below). The debt discount was being amortized to interest expense in the accompanying consolidated statement of operations over the term of the JMJ Convertible Note. The conversion prices for any future principal draws were subject to change and limitations based on future market conditions.

Under the terms of the Warrant Agreement, the Company was obligated to issue up to 1,025,000 warrants with an exercise price of $0.60 per warrant with an expiration date of four years after issuance. The initial warrant issuance was 550,000 warrants with additional warrants issuable at a rate of one warrant for each $1 of principal advanced.

The warrants issued in connection with the JMJ Convertible Note have certain nonstandard anti-dilution protection provisions. The Company has determined that these nonstandard anti-dilution protection provisions qualify as derivative liabilities, and accordingly, recorded the fair value of the warrants amounting to as a debt discount and a corresponding derivative liability. The debt discount was being amortized to interest expense in the accompanying consolidated statement of operations over the term of the JMJ Convertible Note.

On August 10, 2012, the Company recorded a discount to the face amount of the JMJ Financial debt for $386,585 representing the fair value of the warrants and conversion feature and recorded deferred financing fees of $19,013 for costs associated with the financing. Between August 10, 201 and November 27, 2012, the Company amortized $288,812 and $14,510 of the discount and deferred financing fees, respectively, to interest expense in the accompanying consolidated statement of operations. On November 27,2012, in connection with the transaction described above, the Company expensed the remaining $97,773 unamortized debt discount and $4,503 of unamortized deferred financing fees to loss on debt extinguishment in the accompanying consolidated statement of operations.

On November 27, 2012, JMJ Financial and the Company agreed to convert $540,750 of principal and accrued interest into $540,750 in face value of the Senior Convertible Debentures issued in November 2012 (see Note 10 to the accompanying consolidated financial statements). JMJ agreed to cancel the warrants issued earlier in 2012 and to terminate all prior Securities Purchase Agreements and related Agreements as a condition to the debt conversion. The Company accounted for the conversion as a debt extinguishment and recorded a loss on debt extinguishment of $2,596,054 to the accompanying consolidated statement of operations representing the difference between the carrying value of the JMJ Convertible Note of $540,750, unamortized debt discount and deferred financing fees of $97,773 and $4,503, respectively, and the fair value of the derivative liabilities at the date of conversion of $150,820, and the fair value of the Senior Convertible Debentures, including warrants and shares of the Company’s common stock issued to JMJ (See Note 10 in the accompanying consolidated financial statements.

Trebatch Note Payable

On September 13, 2012, the Company entered into a Securities Purchase Agreement with Perry Trebatch (“Trebatch”). In connection with the Securities Purchase Agreement, the Company and Trebatch also entered into a Secured Promissory Note Agreement and a Security Agreement. Under these agreements, Trebatch provided a senior secured bridge loan to the Company in the aggregate principal amount of $250,000. In October 2012, these agreements were amended to increase the bridge loan to $400,000. The Trebatch Bridge Note was originally due on September 27, 2012 but was extended on several instances through November 27, 2012. The Company recorded and paid $13,751 in interes to Trebatch until November 27, 2012 recorded in the accompanying consolidated financial statements. In connection with the Trebatch Bridge, the Company paid financing fees of $40,000 which were recorded as deferred financing fees and expensed to interest expense in the accompanying consolidated statement of operations. On November 27, 20112, the Trebatch Bridge was converted into $400,000 of Senior Convertible Debentures. The Company accounted for the conversion as a debt extinguishment and recorded a loss on debt extinguishment of $1,956,244 to the accompanying consolidated statement of operations representing the difference in carrying value of the Trebatch Bridge of $400,000 at the date of conversion and the fair value of the Senior Convertible Debentures, including warrants and shares of the Company’s common stock issued to Trebatch (see Note 10 to the accompanying consolidated financial statements).

2011 Note Payable to Ki Nam subsequently assigned to Alfonso and Mercy Cordero Family Trust

On June 30, 2011 the Company entered into a loan agreement with Mr. Nam for previous advances of $300,000 (the “2011 Note”). The 2011 Note bore interest at 12% per annum and was originally scheduled to mature on April 25, 2012, subject to an automatic one year extension. The 2011 Note was not repaid on April 25, 2012 and therefore was extended for an additional year.

On August 6, 2012, Mr. Nam transferred the 2011 Note to the Cordero Family Trust (“Cordero Family Trust Note”). On November 27, 2012, the Cordero Family Trust Note was converted into $300,000 in face value of November 2012 Convertible Debentures (see Note 10 to the accompanying consolidated financial statements). The Company accounted for the conversion as a debt extinguishment and recorded a loss on debt extinguishment of $1,467,183 to the accompanying consolidated statement of operations representing the difference between the carrying value of the Cordero Family Trust Note of $300,000 at the date of conversion and the fair value of the Senior Convertible Debentures, including warrants and shares of the Company’s common stock issued to the Cordero Family Trust.

The Company recorded interest expense of $33,000 and $18,000 based on the stated interest rate for the 2011 Note for 2012 and 2011 respectively, recorded in the accompanying statement of operations and had accrued interest payable of $0 and $3,000 as of December 31, 2012 and 2011, recorded in the accompanying consolidated financial statements.

10% Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”), for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month. The maturity date was originally October 1, 2013 but was extended to December 31, 2013 as a condition of the November 2012 Convertible Debenture series. All other terms of the loan remained unchanged including the requirement to pay monthly interest payments. The Company did not record an expense for the modification of the loan resulting from the extension. The Company recorded interest expense of $100,000 for earch of the years ended December 31, 2012 and 2011 and had accrued interest of $8,333 as of December 31, 2012 and 2011 as recorded into the accompanying consolidated financial statements.

Debt Issuances subsequent to December 31, 2012:

On March 4, 2013, the Company and the holders of the Debentures agreed to a waiver allowing up to an additional $646,750 in additional debentures to be issued to additional investors at the same terms as the November 27, 2012 Debentures including warrants, conversion features, investment rights, and common stock issuable. On March 4, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issuable upon the completion of regulatory compliance and 2,500,000 warrants at an exercise price of $0.10 per warrant. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share into 2,500,000 shares. Both the warrants and conversion feature are subject to “full ratchet” antidilution protection and will be accounted for as derivative liabilities.

On March 21, 2013, the Company entered into a Loan and Security Agreement with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd., both of whom were investors in the November 2012 debenture offering. Pursuant to the terms and subject to the conditions set forth in the Loan Agreement, the Lenders provided a senior secured line of credit to the Company of up to $750,000 (the “Loan Facility”) with a one year term. The Loan Facility is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. Pursuant to the terms of the Loan Agreement, the Loan Facility is secured by all assets of the Company. The Loan Facility has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance, payable monthly in arrears. On March 24, 2013 the Company made an initial draw of $187,500 and received cash of $172,500; net of $15,000 of initial costs and fees.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: collectability of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of share-based transactions, valuation of derivative liabilities and valuation of deferred tax assets. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

See Note 2 in the accompanying consolidated financial statements for a listing of our critical accounting policies.

Going Concern

Our consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (March 16, 2006) and have used substantial amounts of working capital in our operations. Further, at December 31, 2012, we had an accumulated deficit of approximately $(76.4 million) and used cash in operations of approximately $(4.4 million) for the year ended December 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. Management believes that our cash balance at December 31, 2012 of approximately $1.3 million, together with the revenues from the sale of our products, the continued focus of our cost reduction strategy for material, production and service costs, the proceeds from the recent $4.3 million debt offering, the additional $0.25 million of debt in March 2013 and the recently established $0.75 million revolving credit line in March 2013 are sufficient to sustain our planned operations through the second quarter of 2013; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

Business activity for the year ended December 31, 2012

The year ended December 31, 2012 was a transition period for T3 Motion. Beginning in late 2011, the Company began looking for new management to focus on improving the Company’s sales and marketing efforts and which culminated in the hiring of Rod Keller as CEO in March 2012. The Company also began to reduce its focus on building new products, which consumed resources in 2011, in favor of investing in sales and marketing efforts. Management hired in 2012 created a three pronged strategy to focus the Company towards profitability. The strategy included efforts to: i) increase revenues through new sales channels, ii) improve profit margins through supply chain efficiencies and production assembly improvements, and iii) restructure and optimize operating expenses.

To help implement and manage this strategy, in July 2012 we hired Ms. Monique Apter, formerly VP of North American sales for Segway, Inc to be our VP of North American sales to establish a new sales channel in North America focusing on resellers and distributors. In April 2013, Ms. Apter resigned as VP of North American sales but has offered to remain involved with the Company in a reduced role. Under Ms. Apter, we reorganized our North American sales force away from the previous direct sales strategy and towards the indirect sales channel. In October 2012 we hired additional senior sales professionals to enhance our Europe, Middle East, and Africa commercial efforts to establish new international partners and distributors.

New Sales Channel:

Beginning in June and continuing through 2012, the Company implemented a revitalization and expansion of its indirect sales channel in North America. New management believes that the addition of new indirect sales partners will drive significant top line revenue growth; allow for improvement in gross profit margins through improvements in production and supply chain efficiency, and improve the end-user experience with T3 Motion products through improved retail customer access and service.

In June, 2012, we announced changes to our indirect sales channel including marketing incentives in order to add new dealers and recertification of existing dealers such as dealer floor plan financing options, exclusive sales districts, and marketing co-op funds in exchange for minimum non-returnable unit order minimums from new and existing dealers. Within two weeks of this announcement, we received orders from two new dealers located in Southern California and Ohio for a total of thirty T3 units. Through July 31, 2012 our new dealer program resulted in additional orders of $1.83 million for T3 units and parts, representing 208 units. Further, effective August 2012, we changed our pricing to better align with our costs of doing business and which included a 5% increase to the wholesale unit price as well as changes to our service, accessories and parts pricing.

Moving forward, we will require each dealer-reseller to provide service for new and existing T3 units and to purchase a minimum number of T3 units each quarter in order to retain exclusive territories and the other dealer perks. Moving into 2013, we intend to pursue partnerships into the top 50 North American markets with those dealers who currently sell similar motorized and electric vehicles such as motorcycles, ATVs, golf carts, snow machines, and other personal electric vehicles. We also intend to expand our reach both domestically and internationally by providing telesales and telemarketing efforts and an improved web presence.

Despite the efforts of our new sales team and the short term success in the quarter ended September 30, 2012, our revenues for the second half of 2012 were significantly limited by our working capital shortfalls beginning in August 2012. Our working capital position at the end of September was only marginally improved by the proceeds we received from the bridge loans we obtained between August and November, which were not sufficient to adequately finance the Company’s growth strategy. The cash proceeds we received at the end of November from the debenture offering were not received in time to make a significant impact to our ability to produce and ship T3 units in the second half of 2012. The working capital shortage made us unable to source sufficient materials to build the new orders and as a result we were only able to complete and ship 124 units in the second half of 2012. Moving into 2013, units shipped for the first quarter of 2013 exceeded the entire second half of 2012, representing greater than 100% quarter over quarter growth due to our ability to source parts and deliver ordered units. While management is highly encouraged by this performance in Q1 2013, these figures should not be viewed by shareholders or others as any indication of future results.

Manufacturing assembly and production strategy

Product volumes for the second half of 2012 were reduced due to supply constraints compared to those in the prior quarters. However, as our dealer volume increases, we will be required to make changes to our production assembly. In September 2012, coinciding with the new go-to-market strategy, and our pricing increase, we simplified our indirect sales channel product offering by selling a more consistent base T3 unit and packages of parts and accessories. In the past, many of our T3 unit sales were “built to order” which required additional assembly costs and inefficient production practices. With the dealer network, our customers can still receive the same customized T3 units, but most of the add-ons will be completed at the dealer site, as opposed to our production facility. We believe that this change, in addition to future efficiencies in assembly and improved supply chain economies of scale, will improve our gross profit margins. The changes implemented in the second half of 2012 and continue into 2013 were responsible for improving our unit sales margins from 4.5% of revenues in the March 2012 quarter to 11.0% of revenues for 2012 taken as a whole and despite negative costing variances related to low production in the second half of 2012 due to supply chain constraints caused by a working capital shortage.

Revenues and Operations:

We refer to our sales pipeline in terms of backlog and revenues. Backlog consists of contracts with customers that represent agreements to purchase T3 units over specified periods of time. We define “backlog” as orders from customers that are evidenced by a signed purchase order or equivalent purchase document, with agreed upon prices, shipment within 90 days, and for which payment is reasonably assured. Our backlog at December 31, 2012 was approximately $0.9 million representing 95 T3 units that are expected to ship within 90 days and for which payment is reasonably assured.

The backlog is not comparable to the $4.3 million figure disclosed in our prior year filing. For 2011, management’s policy was to include in its determination of backlog all of its orders, including orders where payment was not assured and/or shipping dates were not firm, and even non-binding written agreements to purchase minimum quantities of T3 products in exchange for any or all of the following: i) predetermined prices, ii) exclusive rights to sell products to certain customers, or iii) exclusive rights to sell products in certain geographic territories. The extent of the commitment is that these customers stood to lose any or all of the commitment benefits described in i) through iii) above if they failed to meet their minimum quantity orders. Management revised its policy for determining backlog as indicated above commencing as of February 28, 2013.

For comparative purposes, after giving effect to the new standards adopted by the Company for determining backlog, the $4.3 million figure reported for 2011 would be $0.5 million in sales orders that could be shipped within 90 days and for which payment was reasonably assured (and the remaining $3.8 million represented blanket purchase orders expected to be shipped over the next year).

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

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net revenues	$4,519,757	$5,295,521
Cost of net revenues	4,042,550	4,707,287
Gross profit	477,207	588,234
Operating expenses:
Sales and marketing	1,728,790	1,721,783
Research and development	985,773	2,054,410
General and administrative	4,055,167	4,042,309
Total operating expenses	6,769,730	7,818,502
Loss from operations	(6,292,523)	(7,230,268)
Other income (expense):
Interest income	823	6,229
Other income, net	7,060,861	2,308,761
Loss on debt extinguishment	(6,019,481)	—
Interest expense	(16,275,803)	(586,190)
Total other income (expense), net	(15,233,600)	1,728,800
Loss before provision for income taxes	(21,526,123)	(5,501,468)
Provision for income taxes	2,351	1,550
Net loss	(21,528,474)	(5,503,018)
Deemed dividend to preferred stockholders	—	(4,263,069)
Net loss attributable to common stockholders	$(21,528,474)	$(9,766,087)

Net Revenues. Net revenues are primarily from sales of the T3 Series, T3i Series, power modules, chargers, related accessories and service. Net revenues decreased $775,764, or 14.6%, to $4,519,757 for the year ended December 31, 2012, compared to the same period of the prior year driven by decreases of units shipped, offset by improvements in pricing on our base units and accessories. The revenue decrease was primarily due to a drop in units shipped internationally, from 168 international units in 2011 to 107 units in 2012 and delays on shipment of domestic units due to our working capital shortfall. Our overall unit volume decreased by 121 units from 476 units shipped in 2011 to 355 units in 2012 including only 124 units in the second half of 2012. Average revenue per unit shipped increased from $11,125 to $12,732, or 14.4% representing improvements to per unit pricing and increases in service revenues.

Cost of net revenues. Cost of net revenues primarily consisted of materials, labor to produce vehicles and accessories, warranty and service costs and applicable overhead allocations. Cost of net revenues decreased $664,737, or 14.1%, to $4,042,550 for the year ended December 31, 2012, compared to the prior year. This increase in cost of net revenues is primary attributable to the decrease in net revenues caused by fewer units shipped.

Gross profit . Management’s efforts to continue to source lower product costs and increase production efficiencies, was offset in part by cash constraints prior to the closing of the debenture issuance. The cash constraints resulted in vendor supply issues and lower units shipped, resulting in gross profit of $477,207, or 10.6% of revenues, compared to a gross profit of $588,234 or 11.1% of revenues for the prior year. During 2012, management made inroads into improving gross profit margins and materials costs savings which were not reflected in the financial results. Pricing increases and cost containment resulted in improvements to unit profit margins which were offset by negative costing variances caused by low unit production and low per unit overhead allocation in the second half of 2012.

Sales and marketing. Sales and marketing costs include salaries, consultant fees, commissions, trade shows, advertising, customer service, public relations, web marketing, and other costs associated with selling and marketing our T3 products. Sales and marketing costs increased by $7,007 or 0.4% to $1,728,790 for the year ended December 31, 2012, compared to the prior year. The increase in sales and marketing expense is attributable to the net effect of a reduction in trade shows and related costs offset by an increase in consulting costs and marketing costs to develop the new North American reseller channel.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by $1,068,637, or 52.0%, to $985,773 for the year ended December 31, 2012, compared to the prior year. The decrease was primarily attributable to the elimination of costs incurred in 2011 to build the R3 Series prototype, reduction in costs incurred in 2011 related to a new T3 Series model, and the non-recurrence of an impairment of the deposit on the tooling fixed asset of $0.9 million incurred in 2011.

General and administrative. General and administrative expenses costs include officer compensation, salaries, bonuses, consulting fees, legal expenses, accounting and auditing fees, investor relations costs, board of directors costs, insurance, public company reporting costs and listing fees, and corporate overhead related costs. General and administrative expenses increased $12,858 or 0.3% to $4,055,167 for the year ended December 31, 2012 compared to the prior year. The increase was primarily due to a reduction in costs for a reduced facility and reduced investor relations costs, offset by increases in headcount costs resulting from the hiring of additional officers.

Other income (expense),net. Other income (expense), net increased ($16,962,400) to an expense of ($15,233,600 ) for the year ended December 31, 2012 from income of $1,728,800 in 2011. The expense increase was primarily due to the impact of the non-cash charges associated with the November 2012 debenture offering consisting of approximately ($6.0 million) of loss on debt extinguishment, approximately ($15.2 million) in interest expense related to the excess fair value of securities issued over the debt discount recorded, and a $7.1 million gain on change in fair value of our derivative liabilities between the issuance date and December 31, 2012. See also Notes 10 and 11 in the accompanying consolidated financial statements.

Deemed dividend. Deemed dividend decreased to $0 for the year ended December 31, 2012 from $4,263,069 for the year ended December 31, 2011. The deemed dividend was the result of the amortization of the discount on the Series A Preferred. The decrease was attributable to the conversion of 11,502,263 shares of Series A Preferred into 2,872,574 shares of common stock resulting in full amortization of the remaining preferred stock deemed dividend as a result of the Public Offering in 2011 which did not recur in 2012.

Net loss attributable to common stockholders. Net loss attributable to common stockholders for the year ended December 31, 2012, was ($21,528,474) or ($1.64) per basic and diluted share compared to ($9,766,087), or ($0.99) per basic and diluted share, for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings. On May 19, 2011, we completed the Public Offering raising net proceeds of approximately $9.0 million, after deduction of underwriting discounts and offering expenses. In 2012, we raised approximately $3.8 million including $2.9 million of proceeds from the November 2012 Debentures which closed on November 27, 2012 and $0.9 million in bridge loans received between August and November 2012 and converted into the November 2012 debenture issuance.

For the year ended December 31, 2012, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately ($76.4 million), a net loss of approximately ($21.5 million) and we used cash in operations of approximately ($4.4 million) as of and for the year ended December 31, 2012, which raises substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our cash on hand at December 31, 2012 of approximately $1.3 million, together with the revenues from the sale of our products, the implementation of our cost reduction strategy for material, production and service costs and the recent debt issuances and line of credits established, is sufficient to sustain our planned operations into the second quarter of 2013; however, we cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

We anticipate that we will pursue raising additional debt or equity financing to fund new product development and expansion plans. We cannot make any assurances that management's cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Our inability to successfully implement our cost reduction strategies or to complete any other financing will adversely impact our ability to continue as a going concern.

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

Our principal sources of liquidity are cash and receivables. As of December 31, 2012, cash and cash equivalents (including restricted cash) were $1,303,136 or 34.7% of total assets compared to $2,194,939, or 43.7%, as of December 31, 2011. The decrease in cash and cash equivalents was primarily attributable to the the issuance of $3.8 million in debt, net of costs of $0.3 million, from bridge loans and the November 2012 debenture offering, offset by net cash used in operating activities of $4.4 million .

Cash Flows

For the Years Ended December 31, 2012 and 2011

Net cash flows used in operating activities for the years ended December 31, 2012 and 2011 were $(4,377,548) and $(6,976,740) respectively. For the year ended December 31, 2012, cash flows used in operating activities related primarily to the net loss of $(21,528,474), offset by net non-cash reconciling items of $16,226,591 and cash provided by working capital changes of $924,335. The $16.2 million of non-cash reconciling items included approximately $21.2 million in non-cash charges related to the November 2012 debentures, $0.9 million in share based compensation, $0.7 million in charges related to warrant modifications, $0.9 million in amortization of debt discount to interest expense, $0.1 million in receivable reserves, and $0.2 million in depreciation offset by $7.8 million in gains from the change in the fair values of derivative liabilities. The $0.9 million of working capital changes consisted primarily of $0.6 million decrease in inventory, $0.4 million increase of accounts payable and $0.2 million in changes from accounts receivable and other current assets.

For the year ended December 31, 2011, cash flows used in operating activities related primarily to the net loss of $(5,503,018), net non-cash reconciling items of $29,974, and cash used by working capital changes of ($1,503,696). The non-cash reconciling items consisted of $0.9 million of share-based compensation, $0.9 million for asset impairment, $0.3 million of depreciation and amortization, and $0.2 million of amortization of debt discounts offset by a ($2.3 million) gain in fair value of derivative liabilities. The working capital changes included increases in inventory of $(0.7 million), decrease in accounts payable and accrued expenses of $(0.8 million) and decreases in related party payables of $(0.1 million) offset by changes in prepaid expenses and other current assets and receivables of approximately $0.1 million.

Net cash used in investing activities was $0 and $(18,056) for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, cash flows used in investing activities related primarily to purchases of property and equipment.

Net cash provided by financing activities was $3,485,745 and $9,055,874 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, cash flows provided by financing activities related primarily to proceeds received from bridge notes of $0.9 million and proceeds from the issuance of the November 2012 debentures of $2.9 million, net of expenses of ($0.3 million). For the year ended December 31, 2011, cash flows provided by financing activities related primarily to proceeds received from sale of common stock units, net of offering costs of $9.0 million and the net effect of proceeds from the related party notes of $1.3 million, which was offset by the repayment of notes of $(1.2 million).

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

The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligation	Total	Less than 1 Year
Senior, Convertible Secured Debentures	$4,353,250	$4,353,250
Related Party Note Payable	1,000,000	1,000,000
Total Contractual Obligations	$5,353,250	$5,353,250

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

A list of the warrants outstanding as of December 31, 2012 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price		Expiration Date
Global Warrants	3/31/08	12,000	$15.40		3/31/2013
Class H Warrants	5/19/11	4,942,557	$3.00	(1),(2)	5/13/2013
Class E Warrants	2/23/09	27,478	$1.00	(3),(6),(7)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4),(5)	2014-2015
Class G Warrants — $7.00	Various	5,000	$7.00	(4),(5)	8/25/2015
Immersive Warrant 1	3/31/10	94,764	$0.63	(6),(7)	3/31/2015
Immersive Warrant 2	4/30/10	104,000	$0.63	(6),(7)	4/30/2015
Class I Warrants	5/19/11	4,942,557	$0.10	(1),(2),(7)	5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38		5/13/2016
Class J Warrants	6/28/11	50,000	$3.50		4/25/2016
November 2012 Warrants	11/27/12	43,532,500	$0.10	(6)	11/27/2017
Total		54,680,086

(1)	Of these warrants, 4,275,128 represent warrants eligible for a vote to approve any future financing round where the contemplated issuance price is below the exercise price of the Class I warrants. A 2/3rds vote of the combined eligible outstanding Class H Warrants and Class I Warrants is required to approve such a transaction.

(2)	Of these warrants, 1,138,885 were issued to Vision Capital and 632,243 were issued to Ki Nam, Chairman of the Board of Directors. Each has beneficial ownership in excess of 10% of the common stock of the Company.
(3)	Warrants were issued to Ki Nam, Chairman of the Board of Directors and significant owner of the Company.
(4)	Of these warrants, 195,373 were issued to Ki Nam.
(5)	Warrants’ expiration date ranges from December 29, 2014 to August 25, 2015.
(6)	Warrants are accounted for as derivative liabilities, see Note 11 in the accompanying consolidated financial statements.
(7)	Warrants were repriced on August 10, 2012 and November 27, 2012.

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

Interest Rates. Exposure to market risk for changes in interest rates relates primarily to short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2012 and 2011, we had $1,293,136 and $2,184,939, respectively, in cash and cash equivalents. A hypothetical 0.5% increase or decrease in interest rates would not have a material impact on earnings or loss, or the fair market value or cash flows of these instruments.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

3. We did not maintain sufficient accounting resources with adequate training in the application of GAAP commensurate with our financial reporting requirements and the complexity of our operations and financing transactions, specifically related to the accounting and reporting of debt, equity, and derivative liabilities. Management evaluated the impact of this lack of sufficient technical accounting resources and has concluded that the control deficiency that resulted represented a material weakness.

4. Due to our small size, our internal controls structure relies, in part, on the ability of senior management to review day-to-day operations and activities so as to identify potential sources of material misstatements, errors, and omissions and as an important component of preventative controls. During 2012, the Company experienced significant turnover at the senior management level including the Chief Executive and Chief Financial Officers. Management evaluated the impact of this turnover on our controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

5. We did not have adequate Information Technology Controls (ITCs) or Information Technology General Controls (ITGC'S). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. The Company does not have IT policies and procedures documented.

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

We have initiated the following corrective actions, which management believes are reasonably likely to materially impact our financial reporting as they are designed to remediate the material weaknesses as described above:

•	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	We have hired a new Chief Financial Officer and appointed a new Chief Executive Officer in the first quarter of 2013. We have retained the services of the prior officers on a temporary basis so as to provide a reasonable transition.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2013.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2012. Also provided below is a brief description of the business experience during the past five years of each director, executive officer and significant employee during the past five years, an indication of directorships currently held, or held at any time since January 1, 2008, by each director in other companies subject to the reporting requirements under the Federal securities laws, and certain other information and attributes that our nominating committee determined qualify our directors to service in such capacity. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Positions Held:
Rod Keller (1)	54	Chief Executive Officer, Interim Chief Financial Officer, Director
William Tsumpes (2)	58	Director
Ki Nam (3)	58	Director, Chief Executive Officer, Chief Technology Officer, Chairman, Chief Executive Officer, R3 Motion, Inc.
Steven Healy	53	Director
David Snowden	70	Director
Bruce Nelson (4)	58	Director
Robert Thomson(5)	37	Director

(1)	Mr. Keller joined the company as Chief Executive Officer on April 2, 2012 and was appointed as a director on August 6, 2012. Mr. Keller became interim Chief Financial Officer on November 30, 2012. On February 21, 2013 Mr. Keller resigned as Chief Executive Officer. On March 27, 2013 Mr. Keller resigned as a director.
(2)	Mr. Tsumpes was elected as a director on December 31, 2012. On February 22, 2013, Mr. Tsumpes was appointed by the board of directors to replace Mr. Keller as Chief Executive Officer and interim Chief Financial Officer.
(3)	Mr. Nam was Chief Executive Officer until April 2, 2012 and Chief Technology Officer from April 2, 2012 until July 17, 2012. He served as the chairman of the board of directors until July 17, 2012 and interim Chief Financial Officer from February 15, 2012 until April 2, 2012. He served as Chief Executive Officer of R3 Motion, Inc. since July 17, 2012.
(4)	Mr. Nelson was appointed as a director on February 17, 2012.
(5)	Mr. Thomson resigned as a director on March 27, 2013.

During 2012, the Company also had two individuals serve as its Chief Financial Officer. From January 1, until February 15, 2012, Ms. Kelly Anderson served as Chief Financial Officer. Ms. Anderson terminated her employment relationship with the Company on January 2, 2012 in light of an inability to come to an agreement with us regarding terms for her continued employment. From April 2, 2012 until November 30, 2012 Mr. Domonic Carney served as our Chief Financial Officer. Mr. Carney resigned on October 26, 2012 to pursue other interests.

Biographical Information

Rod Keller, Jr. has served as a member of our board of directors since August 2012 and as our Chief Executive Officer since April 2012. Mr. Keller resigned as our Chief Executive Officer in February 2013 and as a director in March 2013. From November 2010 to January 2012, Mr. Keller served as vice president and general manager of DIRECTV’s commercial business where he oversaw sales, marketing, finance, operations and product planning and played a key role in the substantial growth in revenues and market share for the business. From August 2008 to November 2010, Mr. Keller was the president and chief executive officer of Siemens Home and Office Communications where he oversaw operations and corporate strategy. From January 2007 to August 2008, Mr. Keller managed worldwide sales for Linksys, the consumer division of Cisco, playing a lead role in helping Linksys expand market share in Europe, the Middle East, Africa and Asia Pacific. Mr. Keller holds a Bachelor’s Degree in Business Administration from Texas State University and is a member of the McCoy School of Business Advisory Board at Texas State University.

William Tsumpes was elected as a director in December 2012 and was appointed to serve as Chief Executive Officer and interim Chief Financial Officer on February 22, 2013. Mr. Tsumpes served as the Chief Executive Officer and President of AirNET Data Corporation, an international provider of wholesale cellular data services, since he founded the company in July 2008. He also serves as the Chief Executive Officer and President of Seaguard Electronics, LLC, a manufacturer of custom electronics for use in the professional security and automotive industries, since he founded the company in January 1994. Mr. Tsumpes was nominated to the board of directors as a designee of Ki Nam pursuant to our Standstill Agreement with Mr. Nam dated July 17, 2012. We believe Mr. Tsumpes is qualified to serve as a director as a result of his strong management experience with technology companies and the private security and automotive industry sectors.

Ki Nam has served as a member of our board of directors since he founded the Company in March 2006. He served as Chief Executive Officer of the Company until April 2012, as Chief Technology Officer until July 2012 and as Chairman of the Board until July 2012. Since July 17, 2012, he has served as Chief Executive Officer of R3 Motion, Inc. a wholly owned subsidiary of the Company. Mr. Nam co-founded Graphion Technology USA LLC (“Graphion”) in 2005, and is currently Chairman of the Board and a majority owner. Mr. Nam founded Paradigm Wireless Company, a supplier of quality wireless equipment to the telecom industry in 1999, Aircept, a leading developer, manufacturer, and service provider in the Global Positioning System (GPS) marketplace, in 2000 and Evolutionary Electric Vehicles (EEV), a provider of high performance motor-controller packages to the hybrid and electric vehicle market, in 2001. Mr. Nam sold Paradigm Wireless Company in 2001 and Aircept in 2005. We believe Mr. Nam is qualified to serve as a director as a result of his insight, detailed understanding of electric vehicles and our technologies, and information related to our strategy, operations, and business. His prior experience as the Chief Executive Officer of EEV and his experience at Powerwave Technologies, Inc. also have afforded him with strong leadership skills and a broad technology background.

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

Bruce Nelson has served as a member of our board of directors since February 2012. Mr. Nelson served as Executive Vice President and Chief Financial Officer of Global Clean Energy Holdings, Inc. from 2007 through 2011. Before joining Global Clean Energy Holdings, Inc., he also served as Chief Financial Officer of US Modular, a private technology company located in Irvine, California. From 2002 through February 2007, Mr. Nelson served as Chief Financial Officer of netGuru, Inc., a NASDAQ-listed global software and IT service company. Mr. Nelson served as a U.S. Naval Officer for six years after graduating from the University of Southern California, majoring in finance. Mr. Nelson holds a MBA degree from Bryant University in Smithfield, Rhode Island. He has also served on the board of directors and the audit committee of M-Wave, Inc. from January 2007 through April 2009 and on the board of directors and the audit committee of a commercial bank from March, 2005 through June 2009. We believe Mr. Nelson is qualified to serve as a director as a result of his public company accounting and financial management experience.

Robert Thomson has served as a member of our board of directors since January 2010. Mr. Thomson was appointed to our board of directors in January 2010 pursuant to the Securities Purchase Agreement entered into on December 30, 2009 between us and Vision Opportunity Master Fund, Ltd. (“VOMF”). Pursuant to this agreement, VOMF may designate one nominee to our board of directors. Mr. Thomson has been a Director at the Investment Advisor, Vision Capital Advisors, LLC, a New York based private equity manager, since 2007, where he oversees the firm’s growth equity investments in consumer retail, industrials, and homeland defense and security companies. The Investment Advisor is the manager of the Master Fund and VCAF. At the Investment Advisor, Mr. Thomson manages investment opportunities for the funds and works closely with its portfolio companies in executing their growth plans. He currently sits on the board of directors for Juma Technology Corp., a converged network integrator and software developer based in New York that trades on the OTC Bulletin Board and Microblend Technologies, Inc., a private company that is a developer of automatic paint creation systems for retailers. From 2005 to 2007, Mr. Thomson was the Managing Director of The Arkin Group, LLC in charge of operations, financial management and growth strategies for this international business intelligence firm. Mr. Thomson is also a term member at the Council on Foreign Relations. We believe Mr. Thomson’s broad experience advising emerging growth companies and his experience advising companies in our target markets, as well as his deep understanding of capital markets, mergers and acquisitions, business restructuring, business development, and fundraising and investment strategies qualify him to serve on the board of directors.

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

Based solely on our review of such forms furnished to us, we believe that during the prior fiscal year, all of our executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of our security complied with the filing requirements of Section 16(a) of the Exchange Act.

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

As of December 31, 2012, our audit committee consisted of Bruce Nelson (Chairperson) and Dave Snowden. The board of directors has determined that Mr. Nelson is an “audit committee financial expert” as defined by the SEC’s rules, and he qualified as an independent director as defined by the SEC’s rules and by the NYSE Amex rules.

Compensation Committee. Our compensation committee oversees, and makes recommendations to the board regarding the annual salaries and other compensation of our executive officers, general employee compensation and other compensation policies and practices. The compensation committee is also responsible for administering our 2007 Plan and 2010 Plan. As of December 31, 2012, our compensation committee consisted of Rob Thomson (Chairperson) and Steven Healy.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2012 and 2011 by (i) our Chief Executive Officer (principal executive officer) (ii) our two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 in 2012, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal years. The persons listed in the summary compensation table below are referred to in this report as our “Named Executive Officers.”

Executive Compensation — Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Rod Keller
Chief Executive Officer and interim Chief Financial Officer (2)	2012	141,523	—	—	262,435	—	403,958
Domonic Carney,
Executive Vice President and Chief Financial
Officer (3)	2012	133,651	—	15,750	2,976	—	152,377
Ki Nam,	2012	190,000	—	—	152,426	—	342,426
Chief Executive Officer, R-3 Motion, Inc. (4)	2011	190,000	—	—	394,906	—	584,906
Kelly J. Anderson,	2012	23,750	—	—	43,036	—	66,786
Executive Vice President and Chief Financial
Officer (5)	2011	190,000	—	—	394,906	—	584,906

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2012 and 2011 with respect to stock options granted, as determined pursuant to the accounting standards. See Note 13 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	Mr. Keller joined the company as Chief Executive Officer on April 2, 2012 and resigned as Chief Executive Officer on February 21, 2013. Mr. Keller was paid a prorated annual base salary of $200,000.
(3)	Mr. Carney joined the company as Chief Financial Officer on April 2, 2012 and resigned as Chief Financial Officer on November 30, 2012. Mr. Carney received 25,000 shares of common stock valued at $15,750 and was paid a prorated annual base salary of $190,000.
(4)	Mr Nam was Chief Executive Officer of T3 Motion, Inc. until April 2, 2012 and Chief Technology Officer from April 2, 2012 until July 17, 2013. From July 17, 2013 onward, Mr. Nam was Chief Executive Officer of R3 Motion, Inc. a wholly owned subsidiary of the Company. Mr. Nam was paid an annual salary of $190,000 for 2012 and 2011.
(5)	As of January 2, 2012, Kelly J. Anderson terminated her employment relationship with us in light of an inability to come to an agreement with us regarding terms for her continued employment with a last date of employment of February 15, 2012. Ms. Anderson was paid a prorated annual salary of $190,000 in 2012 and an annual salary of $190,000 in 2011.

Employment Agreements

We had two executive officers subject to employment agreements as of December 31, 2012:

Ki Nam

We entered into a written employment agreement with Mr. Ki Nam on August 13, 2010 in which it agreed to employ Mr. Nam during the term of such agreement as our chief executive officer. The initial term of Mr. Nam’s employment expired on December 30, 2012, but the agreement automatically renews, annually, upon the terms and conditions set forth in this agreement unless terminated by either party by giving written notice 60 days prior to the expiration of the then term.

On July 17, 2012, the Company and Mr. Nam terminated the 2010 employment agreement. Effective July 17, 2012, R3 Motion, Inc. (“R-3”), a wholly-owned subsidiary of T-3 Motion, Inc. entered into an employment agreement with Mr. Nam that provides for a base salary of $190,000 and an annual discretionary bonus upon the attainment of certain performance goals to be established annually by R-3’s board of directors or compensation committee.

In conjunction with the revised employment agreement, on July 17, 2012, Mr. Nam was granted an option to purchase 250,000 shares of the Company’s common stock under its 2010 Stock Incentive Plan at an exercise price equal to $0.72 per share. Twenty-five percent of the option will vest on the first year anniversary of the grant date with the balance vesting in 24 equal monthly installments thereafter, subject to acceleration upon a change in control of T-3, as defined in the Employment Agreement.

The 2012 Employment Agreement has an initial term of two years, subject to automatic successive one year renewal periods unless either party provides notice of its decision not to renew upon the expiration of the then current term.

If Mr. Nam’s employment is terminated by us (other than upon the expiration of the employment terms, for Cause, or by reason of disability, or upon Mr. Nam’s death) at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control of us (as defined in such agreement), or if Mr. Nam’s employment with us is terminated by him for Good Reason (as defined in such agreement) within six (6) months after a Change in Control, or if Mr. Nam’s employment with us is terminated by Mr. Nam for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then we shall pay to Mr. Nam: (i) any accrued, unpaid base salary payable as in effect on the date of termination, (ii) any unreimbursed business expenses and (iii) a severance benefit equal to his base salary and medical benefits for the longer of (i) the balance of the then current term or (ii) six months.

In the event Mr. Nam is entitled to the severance benefits, each stock option exercisable for shares which was granted under our stock incentive plan that is held by Mr. Nam, if then outstanding, shall become immediately vested and exercisable with respect to all of the shares of our common stock subject thereto on the date of termination and shall be exercisable in accordance with the provisions of our stock incentive plan and option agreement pursuant to which such option was granted. In addition, in the event Mr. Nam is entitled to severance benefits, a restricted stock award and restricted shares of our common stock granted under our stock incentive plan that is held by Mr. Nam that is subject to a forfeiture, reacquisition or repurchase option held by us shall become fully vested, non-forfeitable and no longer subject to reacquisition or repurchase by us or other restrictions on the date of termination.

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

Rod Keller

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

Upon the commencement of his employment on April 2, 2012, Mr. Keller was granted ten-year options under our 2010 Stock Incentive Plan to purchase 600,000 shares of our common stock at an exercise price equal to the closing price of our common stock on April 2, 2012, being the fair market value on such date. Twenty-five percent of the option will vest on the first year anniversary of the grant date and the remaining portion of the option will vest in 24 equal and consecutive monthly installments commencing on the date that is thirteen months immediately after the grant date and ending on the third year anniversary of the grant date.

Effective November 26, 2012, T3 entered into a new two-year employment agreement with Rod Keller (the “Employment Agreement”) in order to modify provisions related to Mr. Keller’s compensation. The Employment Agreement provides for the issuance to Mr. Keller of an option (the “First Option”) to purchase 3,000,000 shares of common stock in accordance with the provisions of the Company’s 2010 Stock Incentive Plan (the “Plan”). The First Option will vest as follows: 16.5% on the grant date, 8.5% on April 1, 2013 and the remainder in 24 equal and consecutive monthly installments commencing December 26, 2013. In the event that the Company completes a financing equal to or in excess of $3,000,000 prior to January 26, 2014, including pursuant to the Reinvestment Rights, the Company will grant Mr. Keller an additional option to purchase 3,000,000 shares of common stock in accordance with the terms of the Plan, subject to customary adjustments for reverse stock splits and similar events (the “Second Option”). If granted, the Second Option will vest as follows: 25% on the grant date and the remainder in 24 equal monthly installments commencing December 26, 2013. Vesting of the First Option and the Second Option is subject to acceleration upon a change of control, as defined in the Employment Agreement.

While we may terminate Mr. Keller’s employment at any time for any reason, if we terminate his employment for other than for Cause (as defined in the employment agreement), he shall receive (a) a severance payment equal to six (6) months’ of his then Base Salary; (b) continuation of his insurance benefits for six (6) months following his termination; and (c) any earned and/or accrued bonus, as in effect immediately prior to such termination, payable in accordance with our ordinary payroll practices, but not less frequently than semi-monthly following such termination of employment.

In the event (i) we terminate Mr. Keller’s employment for Cause (as defined in the employment agreement), (ii) he voluntarily resigns from us; or (iii) his termination is as a result of his Permanent Disability (as defined in the agreement); or (iv) his termination is due to his death, then Mr. Keller or his estate shall only be entitled to receive any base salary or bonus earned and accrued through the date of his termination of employment. Notwithstanding the foregoing, in the event his termination is due to his death or Permanent Disability, his salary and benefits will also continue for six months after his termination, and any of his unvested benefits (i.e. 401(k), restricted stock or stock options) shall immediately vest upon his termination.

If (a) Mr. Keller’s employment with us is terminated by us (other than upon the expiration of his employment term under the agreements, for Cause, or by reason of a Permanent Disability, or upon Executive’s death) at any time within ninety (90) days before, or within twelve (12) months after, a Change in Control (as defined in the employment agreement), or (b) if she resigns for Good Reason (as defined in the employment agreement) within six (6) months after a Change in Control, or (c) his employment with us is terminated by Mr. Keller for any reason, including without Good Reason, during the period commencing six (6) months after a Change in Control and ending twelve (12) months after a Change in Control, then we shall be required to pay to Mr. Keller the following benefits: (i) any accrued, unpaid base salary payable as in effect on his termination date; (ii) any unreimbursed business expenses; and (iii) a severance benefit, in a lump sum cash payment, in an amount equal to: (i) six month’s salary then in effect, plus his Target Bonus (as defined in the agreement) for the fiscal year during which his termination occurs.

In the event Mr. Keller is entitled to the severance benefits under his employment agreement, all of his outstanding stock options granted under our stock incentive plan shall immediately vest and become exercisable and any restricted stock award and restricted shares of our common stock granted to Mr. Keller under our stock incentive plan that is subject to a forfeiture, reacquisition or repurchase option held by us shall become fully vested, nonforfeitable and no longer subject to reacquisition or repurchase by us or other restrictions as of his termination date.

Following his termination of employment, Mr. Keller shall continue to be subject to certain confidentiality obligations and is also subject to certain nonsolicitation obligations contained in the agreement for two years following his termination concerning certain of our current and prior employees and consultants. On February 21, 2013 Mr. Keller notified the Company’s board of directors that he was terminating his employment relationship with the Company to pursue other interests.

Other than such arrangements described above, we have no other formal employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2012:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Rod Keller
	—	600,000	(1)	0.63	4/2/2022	—	—	—	—
	495,000	2,505,000	(2)	0.32	11/26/2022
	—	3,000,000	(3)	0.32	11/26/2022

Ki Nam	—	250,000	(1)	0.72	7/17/2022	—	—	—	—
	47,917	52,083	(4)	5.00	2/24/2021
	18,125	11,875	(4)	5.00	7/21/2020
	100,000	—		7.70	12/10/2017

Domonic J. Carney	80,000	—		0.63	11/30/14	—	—	—	—

Kelly J. Anderson
	22,500	—		5.00	2/15/2013	—	—	—	—
	27,083	—		4.00	2/15/2013

(1)  Options vest as follows: 25% of the option shares vest on the first anniversary of the grant date and the balance vest on 24 equal monthly installments thereafter. The option expiration date indicated with respect to each option is the tenth anniversary of the grant date with respect to such option.

(2)  Options vest as follows: 16.5% vest on grant date, 8.5% vest on April 1, 2013, and the balance vest in 24 equal monthly installments thereafter beginning December 2013. The option expiration date indicated with respect to each option is the tenth anniversary of the grant date with respect to such option.

(3)  Option vesting is contingent on the raising of capital in excess of $3,000,000.

(4)  Each option vests as follows: 25% of the option shares vest on the first anniversary of the grant date and the balance vest on 36 equal monthly installments thereafter. The option expiration date indicated with respect to each option is the tenth anniversary of the grant date with respect to such option.

Director Compensation

We pay each of our non-employee directors a $20,000 cash retainer for the director’s participation on the board and our committees. The board pays no additional fees for attending meetings or telephone conferences. The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for 2012.

	Fees Earned		Option
Name	or paid in cash		Awards(1)	Total
Ki Nam(2)	$—		$—	$—
Steven Healy	20,000		—	20,000
David Snowden	25,000	(3)	—	25,000
Bruce Nelson	22,917	(3),(4)	13,923	36,840
Robert Thomson	20,000		—	20,000
William Tsumpes	1,667	(4)	—	1,667

(1)	Amounts represent the aggregate grant date fair value of the stock or option award calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, as amended, without regard to estimated forfeitures, or, with respect to re-priced options. See Note 13 of the notes to our audited consolidated financial statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	Mr. Nam does not receive compensation for serving as our director. His compensation for serving as an officer is reflected in the table titled “Summary Compensation Table.”
(3)	Each member of the audit committee received an additional $5,000 in compensation.
(4)	Amount represents pro-rated compensation for 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors (including our Named Executive Officers) and all of our officers and directors as a group as of April 16, 2013.

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

Unless otherwise indicated, the address of each beneficial owner listed below is 2990 Airway Avenue, Building A., Costa Mesa, California 92626.

	Number of	Percent of
	Shares of	Shares of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner and Address	Owned(1)	Owned(1)(2)
Executive Officers and/or Directors:
Rod Keller	495,000	3.1	%(4)
Ki Nam	5,069,643	29.8	%(3)
William Tsumpes	764,631	4.9	%(5)
David Snowden	35,000		*(4)
Steven Healy	35,000		*(4)
Bruce Nelson	25,000		*(4)
Robert Thomson	6,385,192	36.2	%(6)
5% Stockholders:
Vision Opportunity Master Fund, Ltd.	6,385,192	36.2	%(7)
Vision Capital Advantage Fund	6,385,192	36.2	%(7)
Total Force International Limited	800,000	5.2	%(8)
All Executive Officers and Directors as a Group (6 persons)	12,809,466	63.4%

*	Holders beneficially own less than 1%.
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	As of April 16, 2013, there were 15,323,277 shares of common stock issued and outstanding.
(3)	Consists of (i) 632,243 shares of common stock held directly by Mr. Nam, (ii) 179,584 shares of common stock underlying options that are exercisable within 60 days, (iii) 90,000 shares of common stock held by Mr. Nam’s son, (iv) 2,630,479 shares of common stock held by The Nam Family Trust Dated 02/17/07, Ki Nam and Yeong Hee Nam as Trustees and (v) 1,537,337 shares of common stock underlying warrants held by Mr. Nam. Does not include 90,000 shares of common stock held by Mr. Nam’s daughter, as to which he disclaims beneficial ownership.
(4)	Represents shares underlying options that are exercisable within 60 days of April 16, 2013.
(5)

Consists of 499,117 common shares currently owned by Mr. Tsumpes, plus an additional 265,514 shares which, as of April 16, 2013, Mr. Tsumpes could be issued within the next 60 days pursuant to the conversion of debt and/or the exercise of warrants that have a maximum aggregate limitation on conversion and exercise of 4.99% (which may be adjusted to up to 9.99% upon 61 days’ notice to the company).  Does not include an additional 1,734,486 shares underlying such convertible debt and warrants which Mr. Tsumpes owns, but may not convert or exercise within the next 60 days due to the maximum limitation on issuance described in the preceding sentence (assuming that the number of shares issued and outstanding does not increase from the number which exists as of April 16, 2013). Based on a Form 3 that was filed on December 31, 2012.

(6)	Mr. Thomson is a director of Vision Capital Advisors, LLC (the “Investment Advisor”) and until March 27, 2013 was the director designee of the Investment Advisor, Vision Opportunity Master Fund, Ltd. (the “Master Fund”) and Vision Capital Advantage Fund L.P. (“VCAF”) (collectively with the Investment Advisor and the Master Fund, the “Funds”). Based on a Schedule 13D/A filed by the Funds, Adam Benowitz and VCAF GP, LLC on April 8, 2013. Mr. Thomson disclaims beneficial ownership of all of our securities reported herein.

(7) The Master Fund and VCAF collectively own 4,077,422 shares of common stock, have the ability to acquire 2,282,770 shares of common stock underlying warrants held and include 25,000 shares of common stock underlying options that are currently exercisable. VCAF GP, LLC serves as the general partner of VCAF. The Investment Manager serves as the investment manager of each Fund. Mr. Benowitz is the managing member of the Investment Manager and a managing member of the VCAF GP, LLC. The Investment Manager and Mr. Benowitz (and VCAF GP, LLC with respect to the shares of common stock owned by VCAF) may each be deemed to beneficially own the shares of common stock beneficially owned by the Master Fund and VCAF. Each disclaims beneficial ownership of such shares. The Funds, Mr. Benowitz and VCAF GP, LLC share power to vote or dispose of the shares. The business address of the Funds is c/o Vision Capital Advisors, LLC, 20 West 55th St, Fifth Floor, New York, NY 10019. Based on a Schedule 13D/A filed by the Funds, Adam Benowitz and VCAF GP, LLC on April 8, 2013.

(8) Includes 400,000 shares of Common Stock underlying warrants. Sam Lee has the power to vote and dispose of the shares of Common Stock held by Total Force International Limited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of December 31, 2012, five of our directors, Steven Healy, David Snowden, Bruce Nelson, Robert Thomson and William Tsumpes were independent directors as that term is defined under NYSE Amex’s Company Guide Section 803. On February 22, 2013, Mr. Tsumpes was appointed by the Board of Directors as Chief Executive Officer and was no longer independent. On March 27, 2013, Mr. Thompson and Rod Keller both resigned as directors. As of April 16, 2013, three of the remaining five directors were independent (Messrs Healy, Snowden, and Nelson) All of the members of our audit committee, compensation committee and nominating committee are independent.

Transactions with Related Parties

The following, (in addition to the transaction and agreements described in “Item 11. Executive Compensation”) reflects the related party transactions since January 1, 2011 that exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years.

Accounts Receivable

As of January 1, 2011, we had receivables of $35,722, due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. Graphion is wholly owned by Mr. Nam, our former Chief Executive Officer. The amounts due were non-interest bearing and were due upon demand. During 2011, we determined the receivables due from Graphion were uncollectible and therefore, we wrote of the receivables at December 31, 2011. Net receivable for December 31, 2012 and 2011 was $0.

Notes Payable

Immersive Note

On December 31, 2007, we issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive Media Corp. (“Immersive”), which at the time was a beneficial owner of in excess of 5% of our common stock. The note, as amended, bore interest at the rate of 12% per annum, compounded annually, and was originally due and payable on December 31, 2008. The Immersive note was amended several times, occasionally including the issuance of additional warrants to purchase common stock of the company and which may have had anti-dilution price protection which requires them to be accounted for as derivative liabilities. Any warrants issued that require them to be accounted for as derivative liabilities are described in greater detail in Note 11 to the accompanying consolidated financial statements. On May 20, 2011, we repaid Immersive the principal and accrued interest of $1,127,861 due under the note.

10% Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, we issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”), for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month. The maturity date was originally October 1, 2013 but was extended to December 31, 2013 as a condition of the November 2012 Convertible Debenture series. All other terms of the loan remained unchanged including the requirement to pay monthly interest payments. The Company did not record an expense for the modification of the loan resulting from the extension. The Company recorded interest expense of $100,000 for earch of the years ended December 31, 2012 and 2011 and had accrued interest of $8,333 as of December 31, 2012 and 2011.

The Company may prepay the Note in full, but not in part as it is precluded from doing so under the terms of the November 2012 Convertible Debentures so long as any principal of the November 2012 Convertible Debentures are outstanding without approval from the debenture holders. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the lender. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At December 31, 2012, the Company is in compliance with all terms of the Note.

Loans from Ki Nam, our Chief Executive Officer and Chairman

The 2010 Note

On February 24, 2011, we issued a promissory note to Ki Nam, our former Chairman and Chief Executive Officer, in the aggregate principal amount of up to $2,500,000 (the “2010 Note”). Interest on the 2010 Note accrues at 10% per annum and is due and payable upon maturity. The 2010 Note was issued for advances previously made to us by Mr. Nam, as well as to provide a source of future funding. As of December 31, 2010, Mr. Nam had advanced $1,511,000 to the Company to be used for operating requirements. In October 2010, we repaid $390,000 of the advances, leaving a balance of $1,121,000 outstanding as of December 31, 2010. Through May 19, 2011 we have borrowed an additional $1,000,000 under the 2010 Note. On May 19, 2011 we issued to Mr. Nam units convertible into 632,243 shares of common stock, 632,243 Class H warrants and 632,243 Class I warrants in consideration of the cancellation of the $2,212,851 of accrued principal and interest then due under the 2010 Note. On May 19, 2011 we also entered into a registration rights agreement with Mr. Nam to register the common stock underlying the units as well as the common stock underlying the Class H and I warrants. The registration rights agreement included certain anti-dilution protections granted to certain other significant investors. We recorded interest expense of $68,095 for the year ended December 31, 2011, and had accrued interest of $3,000 as of Decmber 31, 2011.

2011 Note Payable to Ki Nam subsequently assigned to Alfonso and Mercy Cordero Family Trust

On June 30, 2011 the Company entered into a loan agreement with Mr. Nam for previous advances of $300,000 (the “2011 Note”). The 2011 Note bore interest at 12% per annum and was originally scheduled to mature on April 25, 2012, subject to an automatic one year extension. The 2011 Note was not repaid on April 25, 2012 and therefore was extended for an additional year. Interest payments are due monthly commencing on July 1, 2011.

In connection with the 2011 Note, the Company granted to Mr. Nam a Class J warrant to purchase 50,000 shares of common stock at an exercise price of $3.50 per share and expiring in April 2016. The Company recorded a debt discount of $113,572 upon the issuance of the warrant in connection with the 2011 Note which represents the relative fair value of the warrant calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. The Company recorded non-cash interest expense of $45,976 and $67,596 for the years ended December 31, 2012 and 2011, respectively related to the amortization of the debt discount.

On August 6, 2012, Mr. Nam transferred the 2011 Note to the Cordero Family Trust (“Cordero Family Trust Note”). On November 27, 2012, the Cordero Family Trust Note was converted into $300,000 in face value of November 2012 Convertible Debentures as described below. The Company recorded a loss on extinguishment of $1,467,183 for the conversion of the $300,000 Cordoro Family Trust Note on November 27, 2012.

The Company recorded interest expense of $33,000 and $18,000 based on the stated interest rate for the 2011 Note for 2012 and 2011 respectively, and had accrued interest payable of $0 and $3,000 as of December 31, 2012 and 2011.

Loans from Vision Opportunity Master Fund

The December 30, 2009 10% Convertible Debenture

On December 30, 2009, we issued to Vision Opportunity Master Fund (“Master Fund”) a 10% secured convertible debenture (the “Vision Debentures”), with an aggregate principal value of $3,500,000 and an initial maturity date of December 31, 2010. On December 31, 2010, we and Vision amended the Vision Debentures to extend the maturity date to March 31, 2011. The Vision Debentures bore interest at a rate of 10% per annul. We recorded interest expense of $0 and $125,139 related to the stated rate of interest for the years ended December 31, 2012 and 2011, respectively.

On March 31,2011, we and Vision amended the Vision Debentures to extend the maturity date to June 30, 2011. In addition, earlier conversion provisions of the Vision Debentures were deleted in their entirety and restated. According to the amended conversion provisions, at the closing of the May 2011 Public Offering we issued 1,138,885 units to Vision, Each unit was comprised of one share of common stock, par value $0.001 per share, one warrant substantially identical to our outstanding Class H Warrants and one warrant substantially identical to our outstanding Class I Warrants in consideration for the cancellation of $3,500,000 principal amount of the Vision Debentures and accrued interest thereon.

The conversion was conditioned on, among other things, the execution of a registration rights agreement between the parties in which we registered Visions units and securities underlying the units. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

On May 2, 2011, we and Master Fund amended and restated the Vision Debenture to provide an additional condition to the conversion, that Vision is entitled to the registered contractual rights offered under the May 2011 Public Offering by entering into a contractual arrangement with us regarding dilutive financings and certain change of control transactions as a $500,000 investor. On May 9, 2011 the parties again restated the Vision Debentures to provide that the deletion of the current conversion provisions of the Vision Debentures would not take effect until the closing of the May 2011 Public Offering. On May 19, 2011, Vision converted its note plus accrued interest into 1,138,885 shares of common stock and 1,138,885 Class H warrants and 1,138,885 Class I warrants.

Preferred Stock Conversion

On May 19, 2011 Vision converted all of their Series A Preferred into common stock in connection with the closing of the May 2011 Public Offering.

December 30, 2009 — Stockholders’ Agreement

On December 30, 2009, we, Mr. Nam and the Vision entered into a stockholders’ agreement, whereby Mr. Nam agreed to vote, in the election of members of our board of directors, all of his voting shares in favor of (i) two nominees of Vision so long as their ownership of our common stock is 22% or more or (ii) one nominee of Vision so long as their ownership of our common stock is 12% or more. As of December 31, 2012, Vision owned approximately 26.7% of the issued and outstanding common stock of the Company.

Lock-Up Agreement

On May 16, 2011, Mr. Nam and Vision entered into lock-up agreements pursuant to which they have agreed not to sell any shares of our common stock and Class I warrants for 12 months, subject to certain exceptions. This lock-up expired on May 16, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KMJ Corbin & Company LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011. The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated.

	Years Ended December 31,
	2012	2011
Audit Fees	$122,694	$113,474
Audit Related Fees	—	165,817
Tax Fees	—	—
All Other Fees	—	—
Total	$122,694	$279,291

(1)	Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.
(2)	Audit-Related Fees — This category consists of fees reasonably related to the performance of the audit or review of our financial statements that are not reported as “Audit Fees.” Such fees included fees for review of our responses to SEC comment letters and the filing of our S-1 registration statements in 2011.
(3)	Tax Fees — This category consists of tax compliance, tax advice and tax planning work.
(4)	All Other Fees — This category consists of fees for other miscellaneous items.

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

Exhibits

Exhibit

Number Description

1.1	Form of Underwriting Agreement between Chardan Capital Markets, LLC and T3 Motion, Inc. dated 2011 (14)

1.2	Form of Underwriting Agreement between Chardan Capital Markets, LLC and T3 Motion, Inc. dated 2011 (33)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 16, 2006 (1)

3.2	Amendment to Bylaws dated January 16, 2009 (2)

3.3	Certificate of Amendment to the Certificate of Incorporation (38)

3.4	Form of Bylaws adopted April 1, 2006 (1)

3.5	Amendment to Certificate of Incorporation dated November 12, 2009 (3)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (3)

3.7	Form of Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (16)

3.8	Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (35)

3.9	Amended and Restated Bylaws (53)

4.1	Form of Class H Warrant to Purchase Common Stock (4)

4.2	Form of Senior Secured Convertible Debenture issued by T3 Motion, Inc. (61)

4.3	Form of Class I Warrants to Purchase Common Stock (14)

4.4	Form of Class I Warrants to Purchase Common Stock (4)

4.5	Form of Common Stock Purchase Warrant to be issued by T3 Motion, Inc. in connection with the Securities Purchase Agreement dated November 26, 2012 (61)

4.6	Form of Share Purchase Option (14)

4.7	Form of Share Purchase Warrant (33)

4.8	Form of Share Purchase Warrant (6)

4.9	Form of Share Purchase Warrant (4)

4.10	Form of Warrant Agency Agreement between T3 Motion, Inc. and Securities Transfer Corporation (14)

4.11	Form of Warrant Agency Agreement between T3 Motion, Inc. and Securities Transfer Corporation (4)

4.12	Specimen Unit Certificate for Class H warrants and Class I warrants (4) (6)

4.13	Form of Amendment to Series G Common Stock Purchase Warrant (6)

4.14	Form of Negative Covenant Agreement to be entered into by the Registrant and holders of at least $500,000 of units (15)

4.15	Form of Class J Warrant issued to Ki Yong Nam and Yeong Hee Nam, Trustees of the Nam Family Trust DTD 2/17/97 by T3 Motion, Inc. (47)

5.1	Form of Opinion of Richardson& Patel LLP dated May 13, 2008 (1)

5.2	Opinion of Richardson& Patel LLP dated July 14, 2008 (8)

5.3	Opinion of Richardson& Patel LLP dated August 6, 2008 (18)

5.4	Opinion of LKP Global Law LLP dated April 6, 2011 (16)

5.5	Opinion of LKP Global Law LLP dated April 14, 2011 (6)

5.6	Opinion of LKP Global Law LLP dated May 3, 2011 (4)

5.7	Opinion of LKP Global Law LLP dated May 9, 2011 (37)

5.8	Opinion of LKP Global Law LLP dated May 13, 2011 (15)

5.9	Opinion of LKP Global Law LLP dated June 9, 2011 (40)

10.1†	2007 Stock Option/Stock Issuance Plan (1)

10.2	Amendment to Promissory Note issued to Immersive Media Corp. by T3 Motion, Inc. dated December 19, 2008 (20)

10.3	Form of Securities Purchase Agreement dated December 30, 2008 (21)

10.4	Director Offer Letter between Mary S. Schott and T3 Motion, Inc. dated January 16, 2009 (2)

10.5	Distribution Agreement between Spear International and T3 Motion, Inc. dated March 19, 2009 (22)

10.6	Form of Securities Purchase Agreement dated May 28, 2009 (24)

10.7	Securities Purchase Agreement between Vision Opportunity Master Fund LP and T3 Motion, Inc. dated December 30, 2009 (5)

10.8	Amendment No. 2 to Promissory Note issued to Immersive Media Corp. by T3 Motion, Inc. dated March 31, 2010 (25)

10.9†	2010 Stock Option/Stock Issuance Plan (9)

10.10	Settlement Agreement by and among Preproduction Plastics, Inc. on the one hand and Ki Nam, Jason Kim and T3 Motion, Inc. on the other hand, dated July 29, 2010 and executed on August 3, 2010 (11)

10.11†	Employment Agreement between Ki Nam and T3 Motion, Inc. dated August 13, 2010 (10) (26)

10.12	Form of Amendment No. 1 to 10% Senior Secured Convertible Debenture between Vision Opportunity Master Fund, Ltd. and T3 Motion, Inc. dated December 31, 2010 (28)

10.13	Unsecured Promissory Note dated September 30, 2010 in the original principal amount of $1.0 million issued by T3 Motion, Inc. to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (12)

10.14	Form of Promissory Term Note issued to Ki Y. Nam by T3 Motion, Inc. 2011 in the principal amount of up to $2,500,000 dated February 4, 2011 (30)

10.15	Amendment No. 4 to Promissory Note issued to Immersive Media Corp. by T3 Motion, Inc. dated April 30, 2011 (36)

10.16†	Director Offer Letter to Bruce Nelson from T3 Motion, Inc. dated February 10, 2012 (17)

10.17	Employment Agreement between Rod Keller and T3 Motion, Inc. dated March 27, 2012 (48)

10.18	Secured Promissory Note Agreement between JMJ Financial and T3 Motion, Inc. dated July 10, 2012 (50)

10.19	Term Sheet between Ki Nam and T3 Motion, Inc. dated July 17, 2012 (51)

10.20	Amendment to Promissory Note Agreement between JMJ Financial and T3 Motion, Inc. dated July 31, 2012 (52)

10.21	Amendment to Promissory Note Agreement between JMJ Financial and T3 Motion, Inc. dated August 7, 2012 (53)

10.22	Secured Convertible Promissory Note issued to JMJ Financial by T3 Motion, Inc. in the principal amount of up to $1,000,000 dated August 10, 2012 (54)

10.23	Secured Promissory Note Agreement between Perry Trebatch and T3 Motion, Inc. dated September 14, 2012 (55)

10.24	Amendment to Promissory Note Agreement between Perry Trebatch and T3 Motion, Inc. dated September 21, 2012 (56)

10.25	Amendment to Promissory Note Agreement between Perry Trebatch and T3 Motion, Inc. dated September 28, 2012 (57)

10.26	Amendment to Secured Promissory Note Agreement between Perry Trebatch and T3 Motion, Inc. dated October 17, 2012 (58)

10.27	Secured Promissory Note Agreement between Perry Trebatch and T3 Motion, Inc. dated October 23, 2012 (59)

10.28	Form of Securities Purchase Agreement dated November 26, 2012 (61)

10.29	Form of Amendment And Waiver Agreement dated as of March 4, 2013 between T3 Motion, Inc., the Purchasers to that certain Securities Purchase Agreement dated November 26, 2012, the Subsidiary Guarantees of T3 Motion, Inc. and each of the Senior Secured Convertible Debenture securityholders (63)

10.30	Loan and Security Agreement among Alpha Capital Anstalt, Brio Capital Master Fund, Ltd., T3 Motion, Inc. and Collateral Agents, LLC dated as of March 21, 2013 (65)

10.31	Form of Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.32	Form of 10% Secured Convertible Debenture issued by T3 Motion, Inc. dated December 30, 2008 (21)

10.33	Form of 10% Secured Convertible Debenture issued by T3 Motion, Inc. dated May 28, 2009 (24)

10.34	Form of 10% Senior Secured Convertible Debenture issued to Vision Opportunity Master Fund, Ltd. by T3 Motion, Inc. dated December 30, 2009 (5)

10.35	Employment Agreement between Kelly Anderson and T3 Motion, Inc. dated April 1, 2010 (25)

10.36	Form of Securities Exchange Agreement between Vision Opportunity Master Fund, Ltd. and T3 Motion, Inc. dated December 31, 2010 (28)

10.37	Amendment to Employment Agreement between Ki Nam and T3 Motion, Inc. dated March 28, 2012 (48)

10.38	Securities Purchase Agreement between JMJ Financial and T3 Motion, Inc. dated July 10, 2012 (50)

10.39	Employment Agreement between R3 Motion, Inc. and T3 Motion, Inc. on the one hand, and Ki Nam on the other hand, dated July 17, 2012 (51)

10.40	Amendment to Promissory Note Agreement between T3 Motion, Inc., and JMJ Financial dated August 2, 2012 (52)

10.41	Securities Purchase Agreement between JMJ Financial and T3 Motion, Inc. dated August 10, 2012 (54)

10.42	Securities Purchase Agreement between Perry Trebatch and T3 Motion, Inc. dated September 14, 2012 (55)

10.43	Securities Purchase Agreement between Perry Trebatch and T3 Motion, Inc. dated October 23, 2012 (59)

10.44	Form of Security Agreement among T3 Motion, Inc., all of the subsidiaries of T3 Motion, Inc. and the holders of the Company’s Senior Secured Convertible Debentures in the original aggregate principal amount of $4,353,250.00 (61)

10.47	Form of Series D Common Stock Purchase Warrant issued by T3 Motion, Inc. dated December 30, 2008 (21)

10.48	Form of Rent Adjustment, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.49	Form of Series E Common Stock Purchase Warrant issued by T3 Motion, Inc. dated May 28, 2009 (24)

10.50	Form of Series G Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd. by T3 Motion, Inc. for up to 3,500,000 shares dated May 28, 2009 (5)

10.51	Employment Agreement between Domonic Carney and T3 Motion, Inc. dated March 30, 2012 (48)

10.52	Security Agreement among JMJ Financial, T3 Motion, Inc. and the subsidiaries of T3 Motion, Inc. dated July 10, 2012 (50)

10.53	Standstill Agreement between T3 Motion, Inc., Ki Nam, Bruce Nelson, David Snowden, Steven Healy and Robert Thomson dated July 17, 2012 (51)

10.54	Security Agreement among JMJ Financial, T3 Motion, Inc. and the subsidiaries of T3 Motion, Inc. dated August 10, 2012 (54)

10.55	Security Agreement among Perry Trebatch, T3 Motion, Inc. and the subsidiaries of T3 Motion, Inc. dated September 14, 2012 (55)

10.56	Security Agreement among Perry Trebatch, T3 Motion, Inc. and the subsidiaries of T3 Motion, Inc. dated October 23, 2012 (59)

10.57	Employment Agreement between Rod Keller and T3 Motion, Inc. dated November 26, 2012 (61)

10.58	Form of Series G Common Stock Purchase Warrant issued by the Company dated as of December 30, 2009 (5)

10.59	Form of Option to Extend, Standard Lease Addendum between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.60	Form of Subsidiary Guarantee issued by the subsidiary of T3 Motion, Inc. dated December 30, 2008 (21)

10.61	Form of Subsidiary Guarantee issued by the subsidiary of T3 Motion, Inc. dated May 28, 2009 (24)

10.62	Form of Subsidiary Guarantee issued by the subsidiary of T3 Motion, Inc. dated December 30, 2009 (5)

10.63	Common Stock Purchase Warrant issued to JMJ Financial by T3 Motion, Inc. for the purchase of up to 550,000 shares dated August 10, 2012 (54)

10.64	Form of Addendum to the Air Standard Industrial/Commercial Multi-Tenant Lease between Land Associates Trust, E.C. Alsenz, Trustee and T3 Motion, Inc., for 2990 Airway Avenue, Costa Mesa, CA 92626, dated February 14, 2007 (1)

10.65	Form of Security Agreement among T3 Motion, Inc., the subsidiaries of the Company and the 10% Secured Convertible Debenture security holders dated December 30, 2008 (21)

10.66	Form of Security Agreement among T3 Motion, Inc., the subsidiaries of the Company and the 10% Secured Convertible Debenture security holders dated May 28, 2009 (24)

10.67	Security Agreement among T3 Motion, Inc., the subsidiaries of the Company and Vision Opportunity Master Fund, Ltd. dated December 30, 2009 (5)

10.68	Representations and Warranties Agreement between JMJ Financial and T3 Motion, Inc. pursuant to that certain Securities Purchase Agreement dated August 10, 2012 (54)

10.69	Form of Standard Sublease Agreement between Delta Motors, LLC and T3 Motion, Inc. dated November 1, 2006(1)

10.70	Form of Lock-Up Agreement between the 10% Secured Convertible Debenture securityholders and T3 Motion, Inc. dated December 30, 2008 (21)

10.71	Form of Amendment to Series B Common Stock Purchase Warrant issued by T3 Motion, Inc. dated May 28, 2009 (24)

10.72	Securities Exchange Agreement between Vision Opportunity Master Fund, Ltd. and T3 Motion, Inc. dated December 30, 2009 (5)

10.73	Form of Distribution Agreement (1)

10.74	Form of Amendment to Series C Common Stock Purchase Warrant issued by T3 Motion, Inc. dated May 28, 2009 (24)

10.75	Lock-Up Agreement with parties to Securities Exchange Agreement and T3 Motion, Inc. dated December 30, 2009 (5)

10.76	Director Agreement between David L. Snowden and T3 Motion, Inc., dated February 28, 2007 (1)

10.77	Stockholders Agreement among Ki Nam, Vision Opportunity Master Fund, Ltd., Vision Capital Advantage Fund, L.P. and T3 Motion, Inc. dated December 30, 2009 (5)

10.78	Form of Director Indemnification Agreement (47)

10.79	Director Agreement between Steven J. Healy and T3 Motion, Inc., dated July 1, 2007 (1)

10.80	Director Indemnification Agreement between Steven J. Healy and T3 Motion, Inc. dated July 1, 2007 (1)

10.81	Securities Purchase Agreement between Immersive Media Corp. and T3 Motion, Inc. dated December 2007 (1)

10.82	Form of Promissory Note issued to Immersive Media Corp. by T3 Motion, Inc. for $2,000,000 on December 31, 2007 (1)

10.83	Form of Common Stock Purchase Warrant issued to Immersive Media Corp. by T3 Motion, Inc. for 697,639 shares on December 31, 2007 (1)

10.84	Investor Rights Agreement between Immersive Media Corp. and T3 Motion, Inc. dated December 31, 2007 (1)

10.85	Form of Securities Purchase Agreement dated March 28, 2008 (1)

10.86	Form of Registration Rights Agreement dated March 2008 (1)

10.87	Form of Series A Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd. by T3 Motion, Inc. for 1,298,701 shares dated March 2008 (1)

10.88	Form of Series B Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd. by T3 Motion, Inc. for 1,298,701 shares dated March 2008 (1)

10.89	Form of Series C Common Stock Purchase Warrant issued to Vision Opportunity Master Fund, Ltd. by T3 Motion, Inc. for 1,298,701 shares dated March 2008 (1)

10.90	GeoImmersive Image Data & Software Licensing Agreement between Immersive Media Company and T3 Motion, Inc. dated March 30, 2008 (8)

10.91	Form of Promissory Note in the principal amount of $300,000 dated June 28, 2011 issued to Ki Nam (47)

10.92	Distribution Agreement between CT&T and T3 Motion, Inc. dated November 24, 2008 (7)

10.93	Form of Settlement and Release Agreement between Sooner Cap, Albert Lin, and Maddog Executive Services, an affiliate of Albert Lin, on the one hand and T3 Motion, Inc. on the other hand, dated March 4, 2009 (7)

10.94	Form of Licensing Agreement Amendment between Immersive Media Company and T3 Motion, Inc. dated March 16, 2009 (7)

10.95	Form of Securities Purchase Agreement between Ki Nam and T3 Motion, Inc. dated February 23, 2009 (7)

10.96	Form of 10% Convertible Note issued to Ki Nam by T3 Motion, Inc. dated February 23, 2009 (7)

10.97	Form of Series E Common Stock Purchase Warrant issued to Ki Nam by T3 Motion, Inc. for up to 303,030 shares dated February 23, 2009 (7)

10.98	Form of Amendment to Debenture, Warrant, and Securities Purchase Agreement between Vision Opportunity Master Fund, Ltd. and T3 Motion, Inc. dated March 2009 (7)

10.99†	Form of Stock Option Agreement for use with the 2007 Stock Option/Stock Issuance Plan (13)

10.100†	Form of Stock Option Agreement for use with the 2010 Stock Option/Stock Issuance Plan (13)

10.101	Form of Preferred Stock Waiver and Conversion Agreement among Vision Opportunity Master Fund Ltd., Vision Capital Advantage Fund L.P., Ki Nam and T3 Motion, Inc. dated April 2011 (4) (14)

10.102	Form of Registration Rights Agreement dated April 2011 (14)

10.103	Form of Lock-up Agreement in connection with May 2011 public offering (14)

10.104	Form of Debenture Amendment and Conversion Agreement between Vision Opportunity Master Fund, Ltd. and T3 Motion, Inc. dated March 31, 2011 (16)

10.105	Form of Restated Debenture Amendment and Conversion Agreement between Vision Opportunity Master Fund Ltd. and T3 Motion, Inc. dated May 2, 2011 (4)

10.106	Amendment No. 3 to Promissory Note between Immersive Media Corp. and T3 Motion, Inc. dated March 30, 2011 (6)

10.107	Form of Amendment to Common Stock Purchase Warrant (6)

10.108	Form of Negative Covenant Agreement to be entered into by the Registrant and holders of at least $500,000 of units (4)

10.109	Form of Negative Covenant Agreement to be entered into by the Registrant and holders of at least $500,000 of units (37)

10.110	Form of Restated Debenture Amendment and Conversion Agreement between Vision Opportunity Master Fund Ltd. and T3 Motion, Inc. dated March 31, 2011 (37)

10.111	Note Conversion Agreement between Ki Nam and T3 Motion, Inc. dated May 13, 2011 (15)

14.1	Code of Ethics and Business Conduct (13) (16)

21.1	List of Subsidiaries (1)

23.1	Consent of KMJ Corbin & Company LLP dated May 13, 2008 (1)

23.2	Consent of KMJ Corbin & Company LLP dated August 6, 2008 (18)

23.3	Consent of KMJ Corbin & Company LLP dated July 11, 2008 (8)

23.4	Consent of KMJ Corbin & Company LLP dated May 6, 2009 (23)

23.5	Consent of KMJ Corbin & Company LLP dated December 14, 2010 (27)

23.6	Consent of KMJ Corbin & Company LLP dated January 31, 2011 (29)

23.7	Consent of KMJ Corbin & Company LLP dated March 18, 2011 (31)

23.8	Consent of KMJ Corbin & Company LLP dated April 5, 2011 (16)

23.9	Consent of KMJ Corbin & Company LLP dated April 11, 2011 (33)

23.10	Consent of KMJ Corbin & Company LLP dated April 14, 2011 (6)

23.11	Consent of KMJ Corbin & Company LLP dated May 3, 2011 (4)

23.12	Consent of KMJ Corbin & Company LLP dated May 9, 2011 (37)

23.13	Consent of KMJ Corbin & Company LLP dated May 13, 2011 (15)

23.14	Consent of KMJ Corbin & Company LLP dated June 9, 2011 (40)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	2008 Investor Presentation (19)

99.2	March 2011 Investor Presentation (32)

99.1	April 2011 Investor Presentation (34)

99.3	Press Release dated May 16, 2011 (38)

99.4	Investor Presentation (39)

99.5	Press Release dated June 30, 2011 (41)

99.6	Press Release dated August 10, 2011 (42)

99.7	Letter to Shareholders (43)

99.8	Investor Presentation (44)

99.9	Press Release dated January 20, 2012 (45)

99.10	Letter to Shareholders (46)

99.11	Press Release dated April 2, 2012 (48)

99.12	Press Release dated June 6, 2012 (49)

99.13	Press Release dated July 19, 2012 (51)

99.14	Press Release dated August 13, 2012 (54)

99.15	Press Release dated October 30, 2012 (60)

99.16	Press Release dated November 28, 2012 (61)

99.17	Press Release dated February 26, 2013 (62)

99.18	Press Release dated March 20, 2013 (64)

99.19	Press Release dated March 28, 2013 (65)

99.20	Business Operations (66)

99.21	Transcript for conference call held on August 10, 2011 regarding Second Quarter Fiscal Year 2011 Earnings (42)

99.22	Press Release dated March 27, 2013 (65)

101	Interactive Data Files *

*                      Filed herewith

†	A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
(4)	Filed with the Company’s Form S-1/A filed on May 3, 2011.
(5)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2010.
(6)	Filed with the Company’s Form S-1/A filed on April 14, 2011.
(7)	Filed with the Company’s Annual Report on Form 10-K filed on March 31, 2009.
(8)	Filed with the Company’s Form S-1/A filed on July 14, 2008.
(9)	Filed with the Company’s Current Report on Form 8-K filed on July 7, 2010.
(10)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.
(11)	Filed with the Company’s Current Report on Form 8-K filed on August 9, 2010.
(12)	Filed with the Company’s Current Report on Form 8-K filed on January 21, 2011.
(13)	Filed with Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011.
(14)	Filed with the Company’s Registration Statement on Form S-1/A filed on April 8, 2011.
(15)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2011.
(16)	Filed with the Company’s Registration Statement on Form S-1/A filed on April 6, 2011.
(17)	Filed with the Company’s Current Report on Form 8-K filed on February 17, 2012.
(18)	Filed with the Company’s Form S-1/A filed on August 6, 2008.
(19)	Filed with the Company’s Current Report on Form 8-K filed on September 8, 2008.
(20)	Filed with the Company’s Current Report on Form 8-K filed on December 31, 2008.

(21)	Filed with the Company’s Current Report on Form 8-K filed on January 12, 2009.
(22)	Filed with the Company’s Current Report on Form 8-K filed on March 26, 2009.
(23)	Filed with the Company’s Registration Statement on Form S-1/A filed on May 6, 2009.
(24)	Filed with the Company’s Current Report on Form 8-K filed on June 5, 2009.
(25)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 17, 2010.
(26)	Filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 filed on November 15, 2010.
(27)	Filed with the Company’s Registration Statement on Form S-1 filed on December 15, 2010.
(28)	Filed with the Company’s Current Report on Form 8-K filed on January 6, 2011.
(29)	Filed with the Company’s Registration Statement on Form S-1/A filed on January 31, 2011.
(30)	Filed with the Company’s Current Report on Form 8-K filed on March 1, 2011.
(31)	Filed with the Company’s Registration Statement on Form S-1/A filed on March 18, 2011.
(32)	Filed with the Company’s Current Report on Form 8-K filed on March 25, 2011.
(33)	Filed with the Company’s Registration Statement on Form S-1/A filed on April 11, 2011.
(34)	Filed with the Company’s Current Report on Form 8-K filed on April 20, 2011.
(35)	Filed with the Company’s Registration Statement on Form 8-A filed on May 2, 2011.
(36)	Filed with the Company’s Current Report on Form 8-K filed on May 5, 2011.
(37)	Filed with the Company’s Registration Statement on Form S-1/A filed on May 9, 2011.
(38)	Filed with the Company’s Current Report on Form 8-K filed on May 17, 2011.
(39)	Filed with the Company’s Current Report on Form 8-K filed on May 24, 2011.
(40)	Filed with the Company’s Registration Statement on Form S-1 filed on June 13, 2011.
(41)	Filed with the Company’s Current Report on Form 8-K filed on June 30, 2011.
(42)	Filed with the Company’s Current Report on Form 8-K filed on August 15, 2011.
(43)	Filed with the Company’s Current Report on Form 8-K filed on December 2, 2011.
(44)	Filed with the Company’s Current Report on Form 8-K filed on December 12, 2011.
(45)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2012.
(46)	Filed with the Company’s Current Report on Form 8-K filed on March 15, 2012.
(47)	Filed with Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012.
(48)	Filed with the Company’s Current Report on Form 8-K filed on April 2, 2012.
(49)	Filed with the Company’s Current Report on Form 8-K filed on June 6, 2012.
(50)	Filed with the Company’s Current Report on Form 8-K filed on July 16, 2012.
(51)	Filed with the Company’s Current Report on Form 8-K filed on July 20, 2012.
(52)	Filed with the Company’s Current Report on Form 8-K filed on August 6, 2012.
(53)	Filed with the Company’s Current Report on Form 8-K filed on August 10, 2012.
(54)	Filed with the Company’s Current Report on Form 8-K filed on August 13, 2012.
(55)	Filed with the Company’s Current Report on Form 8-K filed on September 20, 2012.
(56)	Filed with the Company’s Current Report on Form 8-K filed on September 27, 2012.
(57)	Filed with the Company’s Current Report on Form 8-K filed on October 4, 2012.
(58)	Filed with the Company’s Current Report on Form 8-K filed on October 22, 2012.
(59)	Filed with the Company’s Current Report on Form 8-K filed on October 29, 2012.
(60)	Filed with the Company’s Current Report on Form 8-K filed on November 1, 2012.
(61)	Filed with the Company’s Current Report on Form 8-K filed on November 30, 2012.
(62)	Filed with the Company’s Current Report on Form 8-K filed on February 26, 2013.
(63)	Filed with the Company’s Current Report on Form 8-K filed on March 8, 2013.
(64)	Filed with the Company’s Current Report on Form 8-K filed on March 20, 2013.
(65)	Filed with the Company’s Current Report on Form 8-K filed on March 28, 2013.
(66)	Filed with the Company’s Notification of Late Filing for Form 10-K filed on April 2, 2013.

T3 MOTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

T3 Motion, Inc.

We have audited the accompanying consolidated balance sheets of T3 Motion, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T3 Motion, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1, the Company has incurred significant operating losses and has had negative cash flows from operations since inception, and at December 31, 2012, has an accumulated deficit of $76,414,771. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
April 16, 2013

T3 MOTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,293,136	$2,184,939
Restricted cash	10,000	10,000
Accounts receivable, net	538,314	553,725
Inventories	1,159,441	1,800,400
Prepaid expenses and other current assets	679,235	163,862
Total current assets	3,680,126	4,712,926
Property and equipment, net	74,631	271,373
Deposits	—	37,601
Total assets	$3,754,757	$5,021,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,162,917	$666,416
Accrued expenses	713,646	781,104
Current portion of related party notes payable, net of discounts	1,000,000	254,024
Derivative liabilities	16,735,869	45,450
Senior convertible debentures, net of discount	405,508	—
Total current liabilities	20,017,940	1,746,994
Long-term liabilities:
Related party notes payable, net of current portion	—	1,000,000
Total liabilities	20,017,940	2,746,994
Commitments and contingencies
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 15,296,777 and 12,881,027 shares issued and outstanding at December 31, 2012 and 2011, respectively	15,297	12,881
Common stock subscribed but unissued	647,625	—
Additional paid-in capital	59,484,297	57,143,953
Accumulated deficit	(76,414,771)	(54,886,297)
Accumulated other comprehensive income	4,369	4,369
Total stockholders’ equity (deficit)	(16,263,183)	2,274,906
Total liabilities and stockholders’ equity (deficit)	$3,754,757	$5,021,900

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011
Net revenues	$4,519,757	$5,295,521
Cost of net revenues	4,042,550	4,707,287
Gross profit	477,207	588,234
Operating expenses:
Sales and marketing	1,728,790	1,721,783
Research and development	985,773	2,054,410
General and administrative	4,055,167	4,042,309
Total operating expenses	6,769,730	7,818,502
Loss from operations	(6,292,523)	(7,230,268)
Other income (expense):
Interest income	823	6,229
Other income, net	7,060,861	2,308,761
Loss on debt extinguishment	(6,019,481)	—
Interest expense	(16,275,803)	(586,190)
Total other income (expense), net	(15,233,600)	1,728,800
Loss before provision for income taxes	(21,526,123)	(5,501,468)
Provision for income taxes	2,351	1,550
Net loss	(21,528,474)	(5,503,018)
Deemed dividend to preferred stockholders	—	(4,263,069)
Net loss attributable to common stockholders	(21,528,474)	(9,766,087)
Other comprehensive income:
Foreign currency translation gain (loss)	—	—
Comprehensive loss	$(21,528,474)	$(5,503,018)
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.64)	$(0.99)

Weighted average number of common shares outstanding:
Basic and diluted	13,115,167	9,904,854

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Common
					Common	Stock			Accumulated
		Preferred		Common	Shares	Subscribed	Additional		Other	Total
	Preferred	Stock	Common	Stock	Subscribed	but Unissued	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	but Unissued	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, January 1, 2011	11,502,563	$11,503	5,065,896	$5,066	—	$—	$29,419,540	$(45,120,210)	$4,369	$(15,679,732)
Conversion of preferred stock to common stock	(11,502,563)	(11,503)	2,872,574	2,873	—	—	8,630	—	—	—
Conversion of notes payable and accrued interest to common stock units	—	—	1,771,128	1,771	—	—	6,197,178	—	—	6,198,949
Issuance of common stock units, net of offering costs of $2,100,659	—	—	3,171,429	3,171	—	—	8,996,171	—	—	8,999,342
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	—	—	—	—	—	—	4,182,992	—	—	4,182,992
Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable	—	—	—	—	—	—	702,605	—	—	702,605
Preferred stock deemed dividend	—	—	—	—	—	—	4,263,069	(4,263,069)	—	—
Reclassification of derivative liability to equity due to price adjustments on warrants	—	—	—	—	—	—	2,388,503	—	—	2,388,503
Share-based compensation expense	—	—	—	—	—	—	871,693	—	—	871,693
Relative fair value of warrants issued with related party notes payable	—	—	—	—	—	—	113,572	—	—	113,572
Net loss	—	—	—	—	—	—	—	(5,503,018)	—	(5,503,018)

Balance, December 31, 2011	—	—	12,881,027	12,881	—	—	57,143,953	(54,886,297)	4,369	2,274,906

Common stock issued with senior convertible debentures	—	—	2,390,750	2,391	—	—	786,557	—	—	788,948
Common stock subscribed in connection with senior convertible debentures	—	—	—	—	1,962,500	647,625	—	—	—	647,625
Incremental cost related to the repricing of the Series I warrants	—	—	—	—	—	—	683,445	—	—	683,445
Share-based compensation expense	—	—	25,000	25	—	—	870,342	—	—	870,367

Net loss	—	—	—	—	—	—	—	(21,528,474)	—	(21,528,474)

Balance, December 31, 2012	—	$—	15,296,777	$15,297	1,962,500	$647,625	$59,484,297	$(76,414,771)	$4,369	$(16,263,183)

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,528,474)	$(5,503,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	64,350	—
Depreciation and amortization	196,742	308,264
Warranty expense	38,943	55,752
Incremental cost related to the repricing of the Series I of warrants	683,445	—
Share-based compensation expense	870,367	871,693
Estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, net of imputed interest	15,222,028	—
Loss on debt extinguishment	6,019,481	—
Loss on sale of property and equipment	—	3,119
Impairment of deposits on fixed assets	—	892,504
Write-off of related party receivables	—	35,722
Amortization of debt discounts and deferred financing costs	883,311	176,475
Change in fair value of derivative liabilities	(7,752,076)	(2,313,555)

Changes in operating assets and liabilities:
Accounts receivable	(48,939)	41,536
Inventories	640,959	(735,854)
Prepaid expenses and other current assets	(125,088)	87,605
Deposits and other assets	10,000	4,254
Accounts payable and accrued expenses	447,403	(849,264)
Related party payables	—	(51,973)
Net cash used in operating activities	(4,377,548)	(6,976,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans/advances to related parties	—	7,396
Repayment of loans/advances to related parties	—	(7,396)
Purchases of property and equipment	—	(20,146)
Proceeds from sale of property and equipment	—	2,090
Net cash used in investing activities	—	(18,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	1,300,000
Proceeds from the sale of common stock units, net of offering costs	—	8,999,342
Proceeds from notes payable	885,000	—
Proceeds from senior convertible debentures	2,875,000	—
Payment of financing fees	(274,255)	—
Repayment of note payable	—	(243,468)
Repayment of related party notes payable	—	(1,000,000)
Net cash provided by financing activities	3,485,745	9,055,874

Effect of exchange rates on cash	—	—
Net increase (decrease) in cash and cash equivalents	(891,803)	2,061,078
Cash and cash equivalents, beginning of year	2,184,939	123,861
Cash and cash equivalents, end of year	$1,293,136	$2,184,939
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$149,747	$349,971
Income taxes	$2,351	$1,550

T3 MOTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
	2012	2011
Supplemental disclosure of non cash activities:
Deferred financing fees deducted from proceeds from notes payable	$15,000	$—
Senior convertible debentures issued for financing fees included in prepaid expenses	$237,500	$—
Common stock issued with senior convertible debenture offering recorded as a debt discount	$788,948	$—
Common stock subscribed but unissued in connection with senior convertible debenture offering recorded as a debt discount	$647,625	$—
Conversion of notes payable and accrued interest to senior convertible debentures	$1,240,750	$—
Debt discount related to estimated fair value of warrants and conversion features issued in connection with senior convertible debenture offering	$2,481,352	$—
Debt discount related to estimated fair value of warrants and conversion features issued in connection with convertible note payable	$386,585	$—
Debt discount related to estimated fair value of warrants and conversion features issued in connection with related party note payable	$—	$113,572
Conversion of notes payable and accrued interest to common stock units	$—	$6,198,949
Reclassification of conversion feature derivative liability to equity due to conversion of related party notes payable to common stock units	$—	$702,605
Reclassification of derivative liability to equity due to price adjustments on warrants	$—	$2,388,503
Reclassification of derivative liability to equity due to conversion of preferred stock to common stock	$—	$4,182,992
Amortization of preferred stock discount related to conversion feature and warrants	$—	$4,263,069
Conversion of preferred stock to common stock
	$—	$11,503

See accompanying notes to consolidated financial statements

T3 MOTION, INC.

NOTES TO CONSOLIDATED FINANCIAL

STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2012 and 2011

NOTE 1 — DESCRIPTION OF BUSINESS

Organization

T3 Motion, Inc. was incorporated on March 16, 2006 under the laws of the state of Delaware. T3 Motion, Inc. and its wholly-owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd. (U.K.) (collectively, the “Company”, “we”, “us”, “our”) develop and manufacture personal mobility vehicles powered by electric motors. Our T3 suite of products includes the T3 Series, the electric stand up vehicle (“ESV”) for the professional market, the T3i Series ESV, the international version of the T3 Series, and the T3 Series Power Sport, the consumer version of the T3 Series, (collectively, the “T3 Product Suite”). We currently sell our products in the U.S. directly and through distributors, and also market our T3i Series ESV in 27 countries and on six continents through distributors.

Going Concern

The consolidated financial statements have been prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have sustained operating losses since our inception (March 16, 2006) and have used substantial amounts of working capital in our operations. During the year ended December 31, 2012, we had a net loss of $(21,528,474) and we used cash in operations of $(4,377,548). Further, at December 31, 2012, we had an accumulated deficit of $(76,414,771). These factors raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our cash on hand at December 31, 2012 of approximately $1.3 million, together with the revenues from the sale of our products, the continued focus of our cost reduction strategy for material, production and service costs, the net proceeds from our recent November 2012 Senior Convertible Debenture offering and the $750,000 loan facility entered into subsequent to December 31, 2012 are sufficient to sustain our planned operations through the second quarter of 2013; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of T3 Motion, Inc. and our wholly owned subsidiaries, R3 Motion, Inc. and T3 Motion Ltd. (U.K.). All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: collectibility of receivables, recoverability of long-lived assets, realizability of inventories, warranty accruals, valuation of share-based transactions, valuation of derivative liabilities and valuation of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Foreign Currency Translation

We measure the financial statements of our foreign subsidiary using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included as a separate component in stockholders’ equity (deficit). Gains and losses from foreign currency translations are included in other comprehensive income (loss). There were no translation gains (losses) recognized during the years ended December 31, 2012 and 2011.

Concentrations of Credit Risk

Cash and Cash Equivalents

We maintain our non-interest bearing transactional cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides unlimited insurance coverage through December 31, 2012. For interest bearing cash accounts, from time to time, balances exceed the amount insured by the FDIC. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to these deposits. At December 31, 2012, we had no amounts in excess of the FDIC limit.

We consider cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. We invest our cash in short-term money market accounts.

Restricted Cash

Under a credit card processing agreement with a financial institution, we are required to maintain a security deposit as collateral. The amount of the deposit is at the discretion of the financial institution and as of December 31, 2012 and 2011 was $10,000.

Accounts Receivable

Our accounts receivable are typically from credit worthy customers or, for international customers are supported by guarantees or letters of credit. For those customers to whom we extend credit, we perform periodic evaluations of our customers and maintain allowances for potential credit losses as deemed necessary. We generally do not require collateral to secure accounts receivable. We estimate credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts. At December 31, 2012 and 2011, we had an allowance for doubtful accounts of $111,800 and $47,450, respectively. Although we expect to collect amounts due, actual collections may differ from the estimated amounts.

As of December 31, 2012 and 2011, two customers and one customer accounted for approximately 31% and 15%, respectively, of total accounts receivable. No single customer accounted for more than 10% of net revenues for the years ended December 31, 2012 and 2011, respectively.

Accounts Payable

As of December 31, 2012 and 2011, no single vendor accounted for more than 10% of total accounts payable and one vendor accounted for 13% of total accounts payable, respectively. One vendor and three vendors accounted for 13% and 42% of purchases for the years ended December 31, 2012 and 2011, respectively.

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

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are recorded at cost and amortized on a straight- line basis over the shorter of their estimated lives or the remaining lease term. Significant renewals and betterments are capitalized. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the consolidated statements of operations.

Deposits

Deposits primarily consist of amounts incurred or paid in advance of the receipt of fixed assets or are deposits for rent and insurance.

Impairment of Long-Lived Assets

We account for our long-lived assets in accordance with the accounting standards which require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2011, we performed an annual review of an asset related to a deposit for tooling fixed assets, to assess potential impairment. At December 31, 2011, management deemed the deposit to be fully impaired. As a result, the total deposit of $892,504 was expensed to research and development during the year ended December 31, 2011. As of December 31, 2012 and 2011, we do not believe there have been any other impairments of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in impairment of long-lived assets in the future.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, senior convertible debentures, related party notes payable and derivative liabilities. The carrying value for all such instruments except related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. We cannot determine the fair value of our related party notes payable due to the related party nature of such instruments and because instruments similar to the notes payable could not be found. Our derivative liabilities are recorded at fair value (see Note 11).

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

Level 3 -Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. We use the Black-Scholes-Merton option pricing model to determine the fair value of the financial instruments.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security's hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Our derivative liabilities consist of price protection features for embedded conversion features on debt and warrants which are carried at fair value, and are classified as Level 3 liabilities. We use the Black-Scholes-Merton option pricing model to determine the fair value of these instruments (see Note 11).

Beneficial Conversion Features, Detachable Warrants and Debt Discounts

The Company has issued convertible debentures with detachable warrants and common shares as incentives to induce investors to purchase low or non-interest bearing debt securities.

Convertible Features: The embedded conversion features of convertible debentures not considered to be derivative instruments provide for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). The relative fair values of the BCF were recorded as discounts from the face amount of the respective debt instrument. The embedded conversion features of convertible debentures that are classified as derivative liabilities are recorded at fair value as a discount from the face amount of the respective debt instrument.

Warrants: The detachable warrants issued with the convertible debentures were classified as derivative liabilities and recorded at fair value as a discount from the face amount of the respective debt instrument.

Common Stock incentive: The fair value of the common stock issued, valued as of the date of issuance, was recorded as a discount from the face amount of the respective debt instrument.

Imputed interest: For debt instruments issued with below market or no interest component, the Company imputes a market rate of interest over the life of the debt security and records the imputed interest as a discount from the face amount of the respective debt instrument.

During 2012, the Company issued debt instruments where the calculated discount exceeded the face amount of the respective debt instruments. The Company reduced the calculated discount to the face amount of the debt instruments issued and charged interest expense for the difference of fair value over the face amount of the debt. The expense was recorded to interest expense for debt issued for cash and to loss on debt extinguishment for debt issued in exchange for previously held debt.

The Company amortized the discount using the straight-line method which approximates the effective interest method through maturity of such instruments.

Revenue Recognition

We recognize revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

For all revenues, we use a binding purchase order as evidence of an arrangement. We ship with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, we record revenue when proof of delivery is confirmed by the shipping company. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. We offer a standard product warranty to our customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 14), and has no other post-shipment obligations. We assess collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

All amounts billed to customers related to shipping and handling are classified as net revenues, while all costs incurred by us for shipping and handling are classified as cost of net revenues.

We do not enter into contracts that require fixed pricing beyond the term of the purchase order. All revenues via distributor agreements are accompanied by a purchase order. Further, we do not allow returns of unsold items.

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

Share-Based Compensation

We maintain a stock option plan (see Note 13) and record expenses attributable to the stock option plan. We amortize share-based compensation from the date of grant on a straight-line basis over the requisite service (vesting) period for the entire award.

We account for equity instruments issued to consultants and vendors in exchange for goods and services at fair value. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant’s or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Income Taxes

We account for income taxes under the provisions of the accounting standards. Under the accounting standards, deferred tax assets and liabilities are recognized for the expected future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be realized through future operations.

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2012 and 2011, there were no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2012 and 2011, respectively and have not recognized interest and/or penalties in the consolidated statement of operations for the years ended December 31, 2012 and 2011.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years for 2008 through 2012 are subject to examination by the taxing authorities. With few exceptions, we are no longer subject to U.S., state, local, and foreign examination by taxing authorities for years before 2008.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase approximately 108.3 million and 12.2 million shares of common stock were outstanding at December 31, 2012 and 2011, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Years Ended December 31,
	2012	2011

Net loss	$(21,528,474)	$(5,503,018)
Deemed dividend to preferred stockholders	—	(4,263,069)
Net loss attributable to common stockholders	$(21,528,474)	$(9,766,087)
Weighted average number of common shares outstanding:
Basic and diluted	13,115,167	9,904,854
Net loss attributable to common stockholders per share:
Basic and diluted	$(1.64)	$(0.99)

Research and Development

We expense research and development costs as incurred.

Advertising

Advertising expenses are charged against operations when incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were $83,761 and $66,006, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

Business Segments

We currently only have one reportable business segment due to the fact that we derive our net revenues primarily from one product. The net revenues from domestic and international sales are shown below:

	Years Ended December 31,
	2012	2011
Net Revenues:
T3 Series domestic	$3,617,687	$3,961,191
T3 Series international	902,070	1,334,330
	$4,519,757	$5,295,521

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance related to fair value measurements to achieve convergence in measurement and disclosure between GAAP and International Financial Reporting Standards (“IFRS”). We implemented the fair value guidance in the preparation of our consolidated financial statements and this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance is effective for fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following at December 31:

	2012	2011

Raw materials	$869,099	$1,286,454
Work-in-process	256,161	193,193
Finished goods	34,181	320,753
	$1,159,441	$1,800,400

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31:

	2012	2011

Prepaid inventory	$184,117	$56,301
Deferred financing costs	362,684	—
Prepaid expenses and other current assets	132,434	107,561
	$679,235	$163,862

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2012	2011
Office and computer equipment	$333,783	$333,783
Demonstration vehicles	390,220	390,220
Manufacturing equipment	864,522	864,522
Leasehold improvements	108,336	108,336
	1,696,861	1,696,861
Less accumulated depreciation and amortization	(1,622,230)	(1,425,488)
	$74,631	$271,373

Depreciation and amortization expense consisted of the following for the years ended December 31:

	2012	2011
Cost of revenues	$87,979	$156,974
Sales and marketing	67,096	83,135
General and administrative	41,667	68,155
	$196,742	$308,264

NOTE 6 — INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Current:
Federal	$—	$—
State	2,351	1,550
Foreign	—	—
	2,351	1,550
Deferred:
Federal	(6,947,578)	(2,389,245)
State	(1,725,448)	(726,409)
Foreign	-	-
	(8,673,026)	(3,115,654)
Less change in valuation allowance	8,673,026	3,115,654
	$2,351	$1,550

Income taxes differ from the amounts computed by applying the federal income tax rate of 34.0%. A reconciliation of this difference is as follows:

	2012	2011
Taxes calculated at federal rate	(7,319,410)	(1,871,026)
State tax, net of federal benefit	2,351	1,550
Exclusion of certain meals and entertainment	5,697	6,022
Foreign losses — not benefitted	-	-
Incentive stock options	295,925	279,465
Gain on debt conversion	-	-
Research credits	0	(116,802)
Other, net	70,210	1,225
Valuation allowance	6,947,578	1,701,116
Income Tax Expense	$2,351	$1,550

The components of the net deferred assets as of December 31 are as follows:

	2012	2011
Accruals and reserves & Other	$761,741	$323,551
Basis difference in fixed assets	51,747	35,665
Stock options	21,109	21,109
Tax credits	484,632	666,843
Derivative Liability	6,440,778	—
Net operating loss carryforward	19,548,057	17,587,870
	27,308,064	18,635,038
Valuation allowance — federal	(27,308,064)	(18,635,038)
Net deferred tax asset	$—	$—

An allowance has been provided for by us which reduced the tax benefits accrued by us for our net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will be realized. As of December 31, 2012, we have available net operating loss carryforwards of approximately $45.2 million for federal purposes and $45.4 million for state purposes and $0.4 million for foreign purposes, which will start to expire beginning in 2026 for federal purposes and 2018 for California purposes and carried forward indefinitely for foreign purposes. Our use of our net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership. We also have federal and state research and experimentation tax credits of approximately $0.2 million and $0.2 million, respectively, that begin to expire in 2027 for federal purposes and have an indefinite carryforward for state purposes.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that it would be able to realize deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance increased by $8.7 million and $3.1 million in 2012 and 2011, respectively.

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

The adoption of the accounting standard for uncertainty in income taxes on January 1, 2008, did not require an adjustment to the consolidated financial statements. There were no adjustments required for the years ended December 31, 2012 and 2011.

We expect resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, we do not expect to have any unrecognized tax benefit, that if recognized, would affect the effective tax rate.

We will recognize interest and penalties related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2012, we have not recognized liabilities for interest and penalties as we do not have liability for unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdiction. Our tax years for 2008 through 2012 are subject to examination by the taxing authorities. With few exceptions, we are no longer subject to U.S., state, local, and foreign examination by taxing authorities for years before 2008.

NOTE 7 — ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2012	2011

Accrued compensation	$217,838	$247,095
Deferred revenues and customer deposits	274,519	235,643
Accrued warranty reserve	104,106	123,692
Other accrued expenses	117,183	174,674
	$713,646	$781,104

NOTE 8 — NOTES PAYABLE

Preproduction Plastics Note Payable

In accordance with a settlement agreement with Preproduction Plastics, Inc., we agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, to Preproduction Plastics, Inc., which was payable in monthly payments of $50,000 each, plus interest accruing at 6% per annum from the date of the settlement. In May 2011, we repaid the outstanding note balance and related accrued interest. During the year ended December 31, 2011, we recorded $4,014 of interest expense related to this note.

JMJ Financial Convertible Note Payable

On July 10, 2012, the Company entered into a Securities Purchase Agreement (“July 10, 2012 Purchase Agreement”) with JMJ Financial (“JMJ”). In connection with the July 10, 2012 Purchase Agreement, the Company and JMJ also entered into a Secured Promissory Note Agreement (the “July 10, 2012 Note”) and a Security Agreement. Under these agreements, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of $275,000 and JMJ delivered net proceeds to the Company in the amount of $250,000 resulting in an initial debt discount of $25,000 which was charged to interest expense during the year ended December 31, 2012. The July 10, 2012 Note was converted into the JMJ Convertible Note described below.

On August 10, 2012, the Company entered into a second Securities Purchase Agreement (the “Purchase Agreement”) with JMJ. In connection with the Purchase Agreement, the Company and JMJ also entered into a Secured Convertible Note Agreement (the “JMJ Convertible Note”), a Security Agreement, and a Warrant Agreement. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, JMJ provided a senior secured bridge loan to the Company in the aggregate principal amount of up to $1,000,000 (the “Loan”) with an initial draw of $525,000, consisting of the $275,000 due under the July 10, 2012 Note (see above) and an additional $235,000 cash proceeds consisting of a $250,000 draw net of $15,000 of financing fees. Pursuant to the terms of the Security Agreement, the Loan was secured by all assets of the Company. The JMJ Convertible Note was due the earlier of December 31, 2012 or upon the successful raise of at least $3,000,000 of invested capital and bore interest at a 10% annual rate with a guaranteed minimum interest rate of 3% for funds advanced. During the year ended December 31, 2012, the Company recorded interest expense of $15,750 based on the stated interest rate of the JMJ Convertible Note which was converted into the Senior Convertible Debentures issued in November 2012 (see Note 10). The Company paid an origination fee of $26,250 which was recorded as a debt discount and was being amortized to interest expense through December 31, 2012. Additional draws of up to $475,000 were available under the JMJ Convertible Note at the discretion of the lender. For the initial $525,000 draw, the conversion price was $1.31 per share of the Company’s common stock. The conversion feature in the JMJ Convertible Note required an adjustment to the conversion price if the Company issued any common stock or common stock equivalents in the future at a price less than the conversion price then in effect for the JMJ Convertible Note. The Company determined that this embedded conversion feature qualified as a derivative liability, and accordingly, recorded the fair value of the conversion feature as a debt discount and a corresponding derivative liability (see below). The debt discount was being amortized to interest expense over the term of the JMJ Convertible Note. The conversion prices for any future principal draws were subject to change and limitations based on future market conditions.

Under the terms of the Warrant Agreement, the Company was obligated to issue up to 1,025,000 warrants with an exercise price of $0.60 per warrant with an expiration date of four years after issuance. The initial warrant issuance was 550,000 warrants with additional warrants issuable at a rate of one warrant for each $1 of principal advanced.

The warrants issued in connection with the JMJ Convertible Note have certain nonstandard anti-dilution protection provisions. The Company has determined that these nonstandard anti-dilution protection provisions qualify as derivative liabilities, and accordingly, recorded the fair value of the warrants amounting to as a debt discount and a corresponding derivative liability. The debt discount was to be amortized to interest expense over the term of the JMJ Convertible Note.

On August 10, 2012, the Company recorded a discount to the face amount of the JMJ Convertible Note for $386,585 representing the fair value of the warrants and embedded conversion feature and recorded deferred financing fees of $19,013 for costs associated with the financing. Between August 10, 2012 and November 27, 2012, the Company amortized $288,812 and $14,510 of the discount and deferred financing fees, respectively, to interest expense. On November 27, 2012, in connection with the transaction described below, the Company expensed the remaining $97,773 unamortized debt discount and $4,503 of unamortized deferred financing fees to loss on debt extinguishment.

On November 27, 2012, JMJ Financial and the Company agreed to convert $540,750 of principal and accrued interest into $540,750 in face value of the Senior Convertible Debentures issued in November 2012 (see Note 10). JMJ agreed to cancel the warrants issued earlier in 2012 and to terminate all prior Securities Purchase Agreements and related agreements as a condition to the debt conversion. The Company accounted for the conversion as a debt extinguishment and recorded a loss on debt extinguishment of $2,596,054 representing the difference between the carrying value of the JMJ Convertible Note of $540,750, unamortized debt discount and deferred financing fees of $97,773 and $4,503, respectively, and the fair value of the derivative liabilities at the date of conversion of $150,820, and the fair value of the Senior Convertible Debentures, including warrants and shares of the Company’s common stock issued to JMJ (see Note 10).

Trebatch Bridge Note Payable

On September 13, 2012, the Company entered into a Securities Purchase Agreement with Perry Trebatch (“Trebatch”). In connection with the Securities Purchase Agreement, the Company and Trebatch also entered into a Secured Promissory Note Agreement and a Security Agreement (“Trebatch Bridge”). Under these agreements, Trebatch provided a senior secured bridge loan to the Company in the aggregate principal amount of $250,000. In October 2012, these agreements were amended to increase the bridge loan to $400,000. The Trebatch Bridge was originally due on September 27, 2012 and was extended on several instances through November 27, 2012. The Company recorded and paid $13,751 of interest expense to Trebatch until November 27, 2012. In connection with the Trebatch Bridge, the Company paid financing fees of $40,000 which were recorded as deferred financing fees and expensed to interest expense during 2012. On November 27, 2012, the Trebatch Bridge was converted into $400,000 of Senior Convertible Debentures. The Company accounted for the conversion as a debt extinguishment and recorded a loss on debt extinguishment of $1,956,244 representing the difference between the carrying value of the Trebatch Bridge of $400,000 at the date of conversion and the fair value of the Senior Convertible Debentures, including warrants and shares of the Company’s common stock issued to Trebatch (see Note 10).

NOTE 9 — RELATED PARTY NOTES PAYABLE

Related party notes payable, net of discounts, consist of the following:

	December 31,	December 31,
	2012	2011

Note payable to Ki Nam, 12% interest rate, due April 25, 2013, net of discount of $0 and $45,976, respectively.	$—	$254,024

Note payable to Alfonso and Mercy Cordero, 10% interest, due December 31, 2013.	1,000,000	1,000,000
	1,000,000	1,254,024

Less current portion	(1,000,000)	(254,024)
	$—	$1,000,000

10% Alfonso and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month. The maturity date was originally October 1, 2013 but was extended to December 31, 2013 as a condition of the Senior Convertible Debentures offering. All other terms of the loan remained unchanged including the requirement to pay monthly interest payments. The Company did not record an expense for the modification of the loan resulting from the extension. The Company recorded interest expense of $100,000 for each of the years ended December 31, 2012 and 2011 and had accrued interest of $8,333 as of December 31, 2012 and 2011.

The Company may prepay the Note in full, but not in part, and is precluded from doing so under the terms of the Senior Convertible Debentures so long as any principal of the Senior Convertible Debentures is outstanding, without approval from the debenture holders. The Company will be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At December 31 2012, the Company is in compliance with all terms of the Note.

Loans from Ki Nam, our former Chief Executive Officer and Chairman

The 2010 Note

On February 24, 2011, we issued a promissory note to Ki Nam, our former Chairman and Chief Executive Officer, in the aggregate principal amount of up to $2,500,000 (the “2010 Note”). Interest on the 2010 Note accrued at 10% per annum and was due and payable upon maturity. The 2010 Note was issued for advances previously made to us by Mr. Nam, as well as to provide a source of future funding. As of December 31, 2011, Mr. Nam had net advances of $1,121,000 to us to be used for operating requirements. Through May 19, 2011, we had borrowed an additional $1,000,000 under the 2010 Note. On May 19, 2011, we issued to Mr. Nam units convertible into 632,243 shares of common stock, 632,243 Class H warrants and 632,243 Class I warrants in consideration of the cancellation of the $2,212,851 of principal and accrued interest then due under the 2010 Note. On May 19, 2011, we also entered into a registration rights agreement with Mr. Nam to register the common stock underlying the units as well as the common stock underlying the Class H and I warrants. The registration rights agreement included certain anti-dilution protections granted to certain of our other significant investors. We recorded interest expense of $68,095 during the year ended December 31, 2011, and had accrued interest of $3,000 as of December 31, 2011.

2011 Note payable to Ki Nam subsequently assigned to Alfonso and Mercy Cordero Family Trust

On June 30, 2011, the Company entered into a loan agreement with Mr. Nam for previous advances of $300,000 (the “2011 Note”). The 2011 Note bore interest at 12% per annum and was originally scheduled to mature on April 25, 2012, subject to an automatic one year extension. The 2011 Note was not repaid on April 25, 2012 and therefore was extended for an additional year. Interest payments were due monthly commencing on July 1, 2011.

In connection with the 2011 Note, the Company granted to Mr. Nam a Class J warrant to purchase 50,000 shares of common stock at an exercise price of $3.50 per share and expiring in April 2016. The Company recorded a debt discount of $113,572 upon the issuance of the warrant in connection with the 2011 Note which represents the relative fair value of the warrant calculated based on the Black-Scholes-Merton option pricing model using the assumptions of five years expected life, 2.1% risk-free rate, and 148% expected volatility. The Company recorded non-cash interest expense of $45,976 and $67,596 for 2012 and 2011, respectively, related to the amortization of the debt discount.

On August 6, 2012, Mr. Nam transferred the 2011 Note to the Cordero Family Trust (“Cordero Family Trust Note”). On November 27, 2012, the Cordero Family Trust Note was converted into $300,000 in face value of Senior Convertible Debentures (see Note 10). The Company accounted for the conversion as a debt extinguishment and recorded a loss on debt extinguishment of $1,467,183 representing the difference between the carrying value of the Cordero Family Trust Note of $300,000 at the date of conversion and the fair value of the Senior Convertible Debentures, including warrants and shares of the Company’s common stock issued to the Cordero Family Trust.

The Company recorded interest expense of $33,000 and $18,000 based on the stated interest rate for the 2011 Note during 2012 and 2011, respectively, and had accrued interest payable of $0 and $3,000 as of December 31, 2012 and 2011, respectively.

Loans from Vision Opportunity Master Fund, Ltd and Related Transactions

December 30, 2009 — 10% Convertible Debenture

On December 30, 2009, we issued to Vision 10% secured convertible debentures (“Vision Debentures”), with an aggregate principal value of $3,500,000 and an initial maturity date of December 31, 2010. On December 31, 2010, we and Vision amended the Vision Debentures to extend the maturity date to March 31, 2011. The Vision Debentures bore interest at a rate of 10% per annum. We recorded interest expense of $0 and $135,139 related to the stated rate of interest for the years ended December 31, 2012 and 2011, respectively.

On March 31, 2011, we and Vision amended the Vision Debentures to extend the maturity date to June 30, 2011. In addition, earlier conversion provisions of the Vision Debentures were deleted in their entirety and restated. According to the amended conversion provisions, at the closing of the May 2011 Public Offering (see Note 12) we issued 1,138,885 units to Vision. Each unit is comprised of one share of common stock, par value $0.001 per share, one warrant substantially identical to the Class H Warrants and one warrant substantially identical to the Class I Warrants, in consideration for the cancellation of $3,500,000 principal amount of the Vision Debentures and accrued interest thereon.

The conversion was conditioned on, among other things, the execution of a registration rights agreement between the parties in which we registered Vision’s units and securities underlying the units. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

On May 2, 2011, the parties amended and restated the Vision Debentures to provide an additional condition to the conversion, that Vision is entitled to the registered contractual rights offered under the May 2011 Public Offering by entering into a contractual arrangement with us regarding dilutive financings and certain change of control transactions as a $500,000 investor. On May 9, 2011, the parties again restated the Vision Debentures to provide that the deletion of the current conversion provisions of the Vision Debentures would not take effect until the closing of the May 2011 Public Offering. On May 19, 2011, Vision converted its note plus accrued interest into 1,138,885 shares of common stock and 1,138,885 Class H warrants and 1,138,885 Class I warrants.

Preferred Stock Conversion

On May 19, 2011, Vision converted all of their Series A Preferred into common stock in connection with the closing of the May 2011 Public Offering (see Note 12).

Immersive Note

On December 31, 2007, we issued a 12% secured promissory note in the principal amount of $2,000,000 to Immersive, one of our stockholders. On March 31, 2008, we repaid $1,000,000 of the principal amount. The note was originally due December 31, 2008 and was secured by all of our assets (see amendments below). Between December 2008 and April 2011 the Immersive Note was amended several times, occasionally including the issuance of additional warrants to purchase common stock of the Company and which may have had anti-dilution price protection which requires them to be accounted for as derivative liabilities. Any warrants issued that require them to be accounted for as derivative liabilities are described in greater detail in Note 11. On May 20, 2011, we repaid Immersive the principal and accrued interest of $1,127,861 due under the note.

NOTE 10 — SENIOR CONVERTIBLE DEBENTURES

Senior Convertible Debentures consist of the following at December 31:

	December 31,	December 31,
	2012	2011

Senior Convertible Debentures, no stated interest, due November 27, 2013	$4,353,250	$—

Discount on Senior Convertible Debentures	(3,947,742)	—

	$405,508	$—

On November 27, 2012, the Company entered into Securities Purchase Agreements (“November 2012 Purchase Agreement”) with twelve accredited investors (the “Debenture Holders”). In connection with the November 2012 Purchase Agreement, the Company and the Debenture Holders also entered into Secured Convertible Debenture Agreements (the “2012 Debenture”), a Warrant Agreement (“November 2012 Warrant”), and a Security Agreement. Under these agreements, the Debenture Holders provided a senior secured convertible loan to the Company in the aggregate principal amount of $4,353,250 due November 27, 2013 and received 4,353,250 Debenture Units. Each Debenture Unit consists of: i) one share of unregistered Common Stock of the Company, ii) one Senior Convertible Debenture convertible into Common Stock of the Company at an initial conversion price of $0.10 per share, and iii) ten warrants with a five year life, expiring November 27, 2017, each exercisable into one share of Common Stock of the Company at an initial exercise price of $0.10 per share. The Company issued 2012 Debentures totaling $4,352,250 and received gross cash proceeds of $2,875,000 on the closing date, converted $1,240,750 of existing notes payable and accrued interest, and issued a 2012 Debenture totaling $237,500 in lieu of cash financing fees. The initial conversion price of the 2012 Debentures and the exercise price of the November 2012 Warrants are subject to “full-ratchet” antidilution provisions which would require a reset of the exercise price and conversion price if the Company issues additional equity securities below the then effective exercise or conversion price for the November 2012 Warrants or 2012 Debentures. The Company is accounting for the anti-dilution features included in the 2012 Debentures and the November 2012 Warrants as derivative liabilities (see Note 11).

A total of $1,240,750 existing debt was converted into the same amount of 2012 Debentures and consisted of the following:

Note Payable to Cordero Family Trust, due April 25, 2013	$300,000
Bridge Notes Payable to Perry Trebatch	400,000
Convertible Note Payable to JMJ Financial	540,750
Total	$1,240,750

The Company determined that the debt conversion of $1,240,750 represented an extinguishment of debt and accounted for the transaction in accordance with accounting guidance for debt extinguishments. The converted notes payable to the Cordero Family Trust and Perry Trebatch each had no debt discount recorded or derivative instruments issued with the converted notes.

As a condition to the closing, the Company and the Trustee of the Cordero Charitable Remainder Trust $1,000,000 Note Payable (“Cordero Charitable Trust Note”) extended the term of the Cordero Charitable Trust Note to December 31, 2013 from its original due date of October 1, 2013. All other terms of the Cordero Charitable Trust Note remained unchanged. The Company recorded no gain or loss from the extension of the Cordero Charitable Trust Note.

The JMJ Convertible Note included an embedded conversion feature and was issued with five year warrants with an expiration date of August 2017, both of which were subject to derivative accounting and which resulted in a recorded debt discount and deferred financing charges. As of the conversion date, the JMJ Convertible Note had an unamortized debt discount of $97,773, unamortized deferred financing fees of $4,503, and derivative liabilities related to the embedded conversion feature and warrants with a fair value of $150,820. JMJ forfeited the conversion option and exchanged the August 2012 warrants as part of the debt conversion.

The investors also received the right, but not the obligation, to participate in future financing of the Company at identical terms in equal amounts to their participation in the November 2012 participation levels. Pursuant to the terms of the Security Agreement, the Loan is secured by all assets of the Company.

Common Stock Issued and Issuable

At the date of the closing, the Company was limited by the regulations of the Securities and Exchange Commission to the issuance of no more than 19.99% of the then issued and outstanding common shares without shareholder approval. The Company received irrevocable voting proxies of 58% of the issued and outstanding shares and is in the process of filing the required shareholder proxy filings to receive formal approval to issue the shares. At the date of closing, the Company issued 2,390,750 Common Shares valued at $0.33 per share, the closing share price on November 27, 2012, or $788,948. An additional 1,962,500 Common Shares are issuable after the completion and effectiveness of the regulatory filings. The Company recorded Common Stock subscribed but unissued of $647,625 for the 1,962,500 shares issuable after the completion of the regulatory filings. Both the Common Stock Issued and Issuable are restricted for trading under Rule 144 until May 27, 2013. The Company recorded the aggregate value of the Common Stock issued and issuable of $1,436,573 as a discount to the Senior Convertible Debentures.

Embedded Conversion Feature

The 2012 Debentures were issued with an embedded conversion feature whereby the Debenture Holders can exchange their Debentures at any time until the November 27, 2013 due date for shares of the Company’s Common Stock at a conversion price initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the conversion feature as a one year call option to purchase 43,532,500 shares of the Company’s Common Stock with an initial fair value of $10,445,224 as described in Note 11. The initial value was recorded as a debt discount to the 2012 Debentures limited to the face value of the 2012 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

Warrants issued

The 2012 Debentures were issued with warrants to purchase shares of common stock whereby the Debenture Holders can exercise their warrants at any time until the November 27, 2017, at an exercise price initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the November 2012 Warrants to purchase 43,532,500 shares of the Company’s Common Stock with an initial fair value of $13,761,506 as described in Note 11. The initial value was recorded as a debt discount to the 2012 Debentures limited to the face value of the 2012 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

Imputed Interest

The 2012 Debentures were issued without a cash interest component. Based on a review of existing debt securities, the Company believed an appropriate discount should be recorded and imputed a 10% interest value, or $435,325 which was recorded as a debt discount on the transaction date and offset to interest expense in the accompanying consolidated statement of operations.

Limitation on Debt Discount

The combined fair value of the Common Stock Issued or Issuable of $1,436,573, the fair value of the embedded conversion feature of $10,445,224, the fair value of the November 2012 Warrants of $13,761,506, and the imputed interest discount of $435,325 exceeded the $4,353,250 face value of the 2012 Debentures by $21,725,378. The Company recorded a debt discount of $4,353,250 on the transaction date and recorded the excess fair value to interest expense. Of the $21,725,378 excess fair value, the Company recorded $6,068,025 to loss on debt extinguishment in connection with the conversion of the JMJ Convertible Note, Perry Trebatch Bridge Note Payable and 2011 Note (see Note 9) and $15,657,353 to interest expense which was netted with the allocation of the imputed interest on the 2012 Debentures of $435,325. The net amount recorded to interest expense for the excess amount was $15,222,028. For the year ended December 31, 2012, interest expense of $405,508 was recorded related to the amortization of the discount on the 2012 Debentures.

Deferred Financing Fees

The Company incurred financing fees on the 2012 Debentures including $162,439 in financing fees paid in cash and $237,500 paid in 2012 Debentures. The Company recorded the total $399,939 to deferred financing fees which is included in prepaid expenses and other current assets and will be amortized to interest expense over the remaining life of the 2012 Debentures. For the year ended December 31, 2012, $37,255 was amortized to interest expense.

NOTE 11 — DERIVATIVE LIABILITIES

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

	2012	2011
Annual dividend yield	—	—
Expected life (years)	0.09-5	0.11-4.08
Risk-free interest rate	0.13%-0.72%	0.19%-2.24%
Expected volatility	98%-158%	135%-156%

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

The Company currently has no reason to believe future volatility over the expected remaining life of these warrants or embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants or embedded conversion features. The risk-free interest rate is based on one-year to five-year U.S. Treasury securities consistent with the remaining term of the instrument.

On August 10, 2012, the Company issued warrants and convertible debt to JMJ as described in Note 8. Both the warrants issued and the embedded conversion option feature had certain antidilution protection provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounts for these instruments as derivative liabilities. On November 27, 2012, both the JMJ warrants and convertible debt were extinguished in conjunction with the debt conversion into the 2012 Debenture financing and the transaction was accounted for as a debt extinguishment.

On November 27, 2012, the Company issued warrants and convertible debt to the investors in the 2012 Debenture issuance as described in Note 10. Both the warrants issued and the embedded conversion feature had certain antidilution protection provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounts for these instruments as derivative liabilities.

The combination of the dilutive issuances for the August 2012 JMJ Financial Note and the 2012 Senior Secured Debenture offering resulted in an exercise price reduction of the Ki Nam Warrants, to $1.00 per share and for the Immersive Warrants, to $0.63 per share. These two warrant series are marked to market at each reporting period and any gain or loss associated with the repricing is recorded as a change in fair value of the derivative liabilities.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis:

	# of Shares Convertible/ Exercisable	Level 3 Carrying Value December 31, 2012	Level 3 Carrying Value December 31, 2011

Ki Nam warrants, exercise price of $1.00/share; expire in 2014	27,478	$518	$2,658
Immersive warrants, exercise price of $0.63/share; expire in 2015	198,764	28,579	42,792
2012 Debentures convertible at $0.10 per share, expire November 2013	43,532,500	6,801,728	—
2012 November warrants, exercise price of $0.10/share; expire in November 2017	43,532,500	9,905,044	—

Total	87,291,242	$16,735,869	$45,450

Decrease in fair value		$7,752,076	$2,313,555

During the years ended December 31, 2012 and 2011, we recorded other income of $7,752,076 and $2,313,555, respectively, related to the change in fair value of the warrants and embedded conversion features which are included in other income, net in the accompanying consolidated statements of operations and comprehensive loss.

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the years ended December 31:

	2012	2011
Balance at January 1,	$45,450	$9,633,105
Issuance of warrants and embedded conversion features	24,593,315	—
Reclassification to equity due to conversion of notes payable to common stock units	—	(702,605)
Reclassification to equity due to conversion of preferred stock to common stock	—	(4,182,992)
Reclassification of equity due to price adjustments on warrants	—	(2,388,503)
Exchange of warrants for Debenture Units	(150,820)	—
Change in fair value	(7,752,076)	(2,313,555)
Balance at December 31,	$16,735,869	$45,450

In connection with the May 2011 Public Offering and AMEX listing on May 19, 2011, our preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of our common stock. Included in the conversion of the Series A Preferred are shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. These shares of common stock were registered on June 30, 2011. As a result of the conversion of the Series A Preferred, we reclassified the balance of the derivative liabilities at the date of conversion of $4,182,992 to additional paid-in capital and recorded the remaining balance of the preferred stock discount at the date of conversion as a deemed dividend (see Note 12).

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

On May 19, 2011, Vision converted the Vision Debentures into units of the May 2011 Public Offering. As a result of the conversion, we reclassified the remaining derivative balance related to the conversion feature of $702,605 to additional paid-in capital.

NOTE 12 — EQUITY

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

In connection with the May 2011 Public Offering and AMEX listing on May 19, 2011, the Designation was amended to remove the Conversion Limitation and our Series A Preferred stockholders converted all outstanding Series A Preferred into 2,872,574 shares of our common stock. Included in the conversion of the Series A Preferred were shares held by Vision and Mr. Nam of 9,370,698 and 976,865, respectively, which converted into 2,340,176 and 243,956 shares of our common stock, respectively. The shares of common stock were registered on June 30, 2011.

During the years ended December 31, 2012 and 2011, the amortization of the discounts related to the Series A Preferred anti-dilution provision and warrants issued was $0 and $4,263,069, respectively, which was recorded as a deemed dividend.

Common Stock Issued - Restricted Stock to Employee

On April 2, 2012, the Company agreed to issue 25,000 shares of restricted stock to Domonic J. Carney, the Company’s former Chief Financial Officer, in accordance with Mr. Carney’s employment agreement. The shares were valued as of April 2, 2012, the date of Mr. Carney’s employment agreement, the date all pertinent factors were fixed and the date the Company and Mr. Carney reached a mutual understanding of the key terms of the award at $15,750 or $0.63 per share, the closing market price. The shares were formally issued on June 19, 2012. The shares were restricted until October 2, 2012. Share-based compensation expense of $15,750 was recorded to general and administrative expense in 2012 for the issuance.

Common Stock Issued and Issuable– Debt Incentive

As an inducement to enter into the 2012 Debenture issuance, the investors were offered one share of common stock for every dollar invested or converted. In the entire transaction, the Company will have issued a total of 4,353,250 shares, amounting to approximately 33.8% of the outstanding stock prior to the transaction. At the closing of the 2012 Debenture issuance, the Company received irrevocable voting proxies amounting to approximately 58% of the then outstanding Common Stock to approve an issuance of greater than 20% of the outstanding shares. However, the Company had not received the necessary regulatory approval to issue all of the shares. On November 27, 2012, the Company issued 2,390,750 shares, valued at $788,948 or $0.33 per share, the closing market price on the transaction date and the Company recorded a common stock subscription for 1,962,500 shares of common stock to five investors representing the shares issuable to those investors under the terms and conditions of the 2012 Debenture issuance. The unissued shares were valued at the market price of $0.33 per share or $647,625 and were included as a component of the discount to the 2012 Debentures in Note 10.

Common Stock Issued for Cash - Public Offering of the Company’s Securities

On May 16, 2011, we raised gross proceeds of $11.1 million in a public offering of our securities. The offering closed on May 19, 2011, and we received net proceeds of $8,999,342 after deducting commissions and offering costs. In connection with the May 2011 Public Offering, we sold to the underwriters for a purchase price of $100, a share purchase warrant to purchase up to an additional 142,857 shares of our common stock at an exercise price of $4.38 per share.

The May 2011 Public Offering resulted in the issuance of 3,171,429 units, at $3.50 per unit, of our securities. Each unit consisted of one share of our common stock, one Class H warrant and one Class I warrant. Each warrant grants the holder the right to purchase one share of our common stock. We entered into agreements offering contractual rights to investors that purchased $500,000 or more of our units in the offering or converted at least $500,000 of existing securities into substantially identical units. The agreements with such investors grant them approval rights to certain change of control transactions. Such agreements will also grant them approval rights, subject to certain exceptions, to financings at a per share purchase price below the exercise price of their warrants.

On June 30, 2011, we registered the resale by certain selling stockholders of (i) 1,771,128 shares of common stock, 1,771,128 Class H warrants and 1,771,128 Class I warrants comprising units issued upon conversion of certain debt; (ii) 3,542,256 shares of common stock underlying such Class H and Class I warrants; and (iii) 3,942,193 additional shares of common stock, including shares underlying other outstanding warrants. Each Class H warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.00 at any time between August 19, 2011 and May 13, 2013. Each Class I warrant entitles the holder to purchase one share of our common stock at an exercise price of $3.50 at any time between August 19, 2011 and May 13, 2016. The Company’s Board of Directors repriced the Class I warrants exercise price to $0.60 per warrant on August 10, 2012 and to $0.10 per warrant on November 27, 2012. See Notes 10 and 13.

In connection with the May 2011 Public Offering, we effected a one-for-10 reverse stock split of our common stock after the effectiveness of the registration statement and prior to the closing of the May 2011 Public Offering, which allowed us to meet the minimum share price requirement to list on AMEX. All information included in this annual report has been adjusted to reflect the effect of the reverse stock split.

In connection with the May 2011 Public Offering and AMEX listing, Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund (collectively “Vision”) and Ki Nam, our Chief Executive Officer, converted their $3.5 million and $2.1 million debentures plus accrued interest, respectively, into 1,138,885 and 632,243 units, respectively, substantially identical to the units sold in the May 2011 Public Offering. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

In connection with the May 2011 Public Offering and AMEX listing, our preferred stockholders converted all Series A Preferred into 2,872,574 shares of our common stock. Included in this conversion were 9,370,698 and 976,865 shares of Series A Preferred held by Vision and Mr. Nam, respectively, which converted into 2,340,176 and 243,956 shares of common stock, respectively. The registration statement registering such securities for resale was declared effective by the SEC on June 30, 2011.

NOTE 13 — STOCK OPTIONS AND WARRANTS

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

During 2010, the Company adopted the 2010 Plan, under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2010 Plan is administered by the Company’s board of directors. In December 2011, the Company’s shareholders approved an increase of the shares available under the 2010 Plan to 3,150,000 and increased the shares available to 18,150,000 in December 2012. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.

The following table sets forth the share-based compensation expense for stock options:

	Years Ended
	December 31,
	2012	2011
Share compensation expense — cost of net revenues	$29,417	$37,243
Share compensation expense — sales and marketing	166,992	120,289
Share compensation expense — research and development	99,361	99,800
Share compensation expense — general and administrative	558,847	614,361
Total share compensation expense	$854,617	$871,693

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the year ended December 31, 2012 is presented below :

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2012	1,017,351	$4.98

Options granted	9,560,000	0.36

Options exercised	—	—

Options forfeited	(457,833)	2.56

Options cancelled	—	—
Total options outstanding — December 31, 2012	10,119,518	$0.72	9.42	$—
Options exercisable — December 31, 2012	1,388,921	$2.59	7.54	$—
Options vested and expected to vest —December 31, 2012	4,598,227	$0.52	9.57	$—
Options available for grant under the 2010 Plan at December 31, 2012	8,358,882

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
		(In years)
$0.25-$0.50	8,445,000	9.72	$0.32	709,002	$0.34
$0.51-$1.00	955,000	8.71	$0.65	105,006	$0.61
$1.01-$5.00	476,018	7.72	$5.00	332,767	$5.00
$5.01-$7.70	243,500	4.98	$6.70	242,146	$6.70
	10,119,518	9.42	$0.72	1,388,921	$2.59

Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. We have only granted service based awards. In estimating fair value, expected volatilities used by us were based on the combination of historical volatility of the Company’s common stock and the underlying common stock of our peer group, and other factors such as implied volatility of traded options of a comparable peer group. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods of a comparable peer group. The risk-free rate used to calculate the fair value is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options and warrants granted by us, along with certain other pertinent information:

	Years Ended
	December 31,
	2012	2011
Expected term (in years)	5.4	5.8
Expected volatility	156%	198%
Risk-free interest rate	0.79%	2.2%
Expected dividends	—	—
Forfeiture rate	2.8%	2.8%
Weighted-average grant date fair value per share	$0.33	$3.13

Upon the exercise of common stock options, we will issue new shares from our authorized shares.

At December 31, 2012, the amount of unearned share-based compensation currently estimated to be expensed related to unvested common stock options is approximately $2.0 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 1.8 years. If there are any modifications or cancellations of the underlying unvested common stock options, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. There were 550,000 warrants granted to JMJ Financial which were subsequently exchanged on November 27, 2012 and 43,532,500 warrants issued on November 27, 2012 in conjunction with the 2012 Debenture offering. No warrants were exercised during the year ended December 31, 2012. The following table provides a reconciliation of the warrant activity for the year ended December 31, 2012.

	Warrants Outstanding
	Number of Warrants	Exercise Price per Share
Balance outstanding at January 1, 2012	11,147,586	$3.45
Warrants issued	44,082,500	0.11
Warrants exercised	-	-
Warrants cancelled or exchanged	(550,000)	0.60
Balance outstanding at December 31, 2012	54,680,086	$0.46

As of December 31, 2012, warrants outstanding had a weighted average remaining life of 4.36 years and had aggregate intrinsic value of $6,786,508.

A list of the warrants outstanding as of December 31, 2012 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price		Expiration Date
Global Warrants	3/31/08	12,000	$15.40		3/31/2013
Class H Warrants	5/19/11	4,942,557	$3.00	(1), (2)	5/13/2013
Class E Warrants	2/23/09	27,478	$1.00	(3), (6) ,(7)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4), (5)	2014-2015
Class G Warrants — $7.00	Various	5,000	$7.00	(4), (5)	8/25/2015
Immersive Warrant 1	3/31/10	94,764	$0.63	(6), (7)	3/31/2015
Immersive Warrant 2	4/30/10	104,000	$0.63	(6), (7)	4/30/2015
Class I Warrants	5/19/11	4,942,557	$0.10	(1), (2), (7)	5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38		5/13/2016
Class J Warrants	6/28/11	50,000	$3.50		4/25/2016
November 2012 Warrants	11/27/12	43,532,500	$0.10	(6)	11/27/2017
Total		54,680,086

(1)	Of these warrants, 4,275,128 represent warrants eligible for a vote to approve any future financing round where the contemplated issuance price is below the exercise price of the Class I warrants. A 2/3rds vote of the combined eligible outstanding Class H Warrants and Class I Warrants is required to approve such a transaction.
(2)	Of these warrants, 1,138,885 were issued to Vision Capital and 632,243 were issued to Ki Nam, former Chairman of the Board of Directors. Each has beneficial ownership in excess of 10% of the common stock of the Company.
(3)	Warrants were issued to Ki Nam, former Chairman of the Board of Directors and significant owner of the Company.
(4)	Of these warrants, 195,373 were issued to Ki Nam.
(5)	Warrants’ expiration date ranges from December 29, 2014 to August 25, 2015.
(6)	Warrants are accounted for as derivative liabilities, see Note 11.
(7)	Warrants were repriced on August 10, 2012 and November 27, 2012.

Warrant price modifications

Prior to the execution of the JMJ Convertible Note and Purchase Agreement described in Note 8 and the 2012 Debenture issuance described in Note 10, the Company’s Board of Directors authorized an exercise price change of the Company’s Series I warrants to $0.60 per warrant on August 10, 2012 and to $0.10 per share on November 27, 2012. The Series I warrants were originally issued in conjunction with the Company’s public offering and initially had an exercise price of $3.50 per warrant and expire in May 2016. The Series I warrants were subject to a negative covenant agreement dated May 19, 2011 and incorporated into the public offering in May 2011 and which provided that, with limited exceptions, that issuances of the Company’s Common Stock or Common Stock Equivalents are prohibited if they are deemed issued for a price less than the exercise price of the Series I warrants. During 2012, the Company recorded an expense for $683,445 to other income, net to reflect the difference in fair value for the 4,942,557 warrants subject to the pricing changes. The difference in fair value was calculated using the Black Scholes-Merton Option pricing model with a risk free rate of 0.35%, a volatility of 158%, and a time to maturity of between 3.46 and 3.76 years. The price change affects all 4,942,557 Series I warrants outstanding. Assuming full exercise of all Series I warrants outstanding, the Company would receive cash proceeds of $494,256 under the revised pricing as compared to $17,298,950 under the original pricing.

In conjunction with the JMJ Convertible Note and the 2012 Debentures, 27,478 Class E warrants and 198,764 Immersive Warrants had their exercise price adjusted from $7.87 to $1.00 and from $4.68 to $0.63, respectively. These warrants are accounted for as derivative liabilities and therefore any charge to earnings resulting from an exercise price adjustment is incorporated in their adjustment to market as of December 31, 2012. Full exercise at current prices would result in $152,699 in cash proceeds. Full exercise at December 31, 2011 prices would have resulted in $1,146,467 in cash proceeds.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease one facility in Costa Mesa, California under an operating lease agreement. The lease on our main facility expired in August 2012 at monthly lease payments of $26,000 and is currently extended on a month-to-month basis.

Lease expense for the facilities was approximately $300,000 and $388,000 for the years ended December 31, 2012 and 2011, respectively.

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the November 2012 Purchase Agreement, we have indemnified the Debenture Holders from any and all losses relating to the breach of any of the representations, warranties, covenants or agreements made by the Company or any action instituted against the Debenture Holders as defined in the November 2012 Purchase Agreement. In connection with our facility leases, we have indemnified our lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we would be obligated to make. Historically, we have not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

The following table presents the changes in the product warranty accrual included in accrued expenses in the accompanying consolidated balance sheets as of and for the years ended December 31:

	2012	2011
Beginning balance, January 1,	$123,692	$165,641
Charged to cost of revenues	38,943	55,752
Usage	(58,529)	(97,701)
Ending balance, December 31	$104,106	$123,692

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

Legal Contingency

Preproduction Plastics, Inc. v. T3 Motion., Inc. Ki Nam and Jason Kim (Orange County Superior Court Case No. 30.2009-00125358): On June 30, 2009, Preproduction Plastics, Inc. (“Plaintiff”) filed suit in Orange County Superior Court, alleging causes of actions against T3 Motion, Inc., Ki Nam, our former CEO, and Jason Kim, our former COO (collectively the “Defendants”) for breach of contract, conspiracy, fraud and common counts, arising out of a purchase order allegedly executed between Plaintiff and us. On August 24, 2009, Defendants filed a Demurrer to the Complaint. Prior to the hearing on the Demurrer, Plaintiff filed a First Amended Complaint against Defendants for breach of contract, fraud and common counts, seeking compensatory damages of $470,599, attorney’s fees, punitive damages, interest and costs. On October 27, 2009, Defendants filed a Demurrer, challenging various causes of action in the First Amended Complaint. The Court denied the Demurrer on December 4, 2009. On December 21, 2009, Defendants filed an answer to the First Amended Complaint, and trial was set for July 30, 2010. On or about July 29, 2010, the case was settled in its entirety. We agreed to pay compensatory damages, attorneys’ fees and costs totaling $493,468, through monthly payments of $50,000, with 6% interest accruing from the date of the settlement. Periodic payments were expected to be made through May 2011. The first payment of $50,000 was made on August 3, 2010 and subsequent principal payments totaling $200,000 were made by us through December 31, 2010. We recorded the entire settlement amount of $493,468 as a note payable, $470,599 as a deposit on fixed assets and the remaining $22,869 as a charge to legal expense. At December 31, 2010, the remaining settlement amount of $243,468 was recorded as a note payable in the accompanying consolidated balance sheet. In May 2011, we repaid the outstanding note balance and related accrued interest. The case was dismissed on June 22, 2011.

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

NOTE 15 — RELATED PARTY TRANSACTIONS

The following reflects the related party transactions during the years ended December 31, 2012 and 2011.

Controlling Ownership

Mr. Nam, our and Chief Executive Officer and Chairman of our board of directors, together with his children, owns 22.5% of the outstanding shares of our common stock.

Notes Payable — See Note 9

Convertible Debentures

On November 27, 2012, the Company issued $4,353,250 in senior convertible debentures of which $100,000 was issued to William Tsumpes for cash. On December 31, 2012, Mr. Tsumpes was elected to the Company’s Board of Directors. Subsequent to year end, on February 22, 2013, Mr. Tsumpes was appointed as the Company’s Chief Executive Officer and Interim Chief Financial Officer. Mr. Tsumpes was not considered an affiliate of the Company as of November 27, 2012.

Accounts Receivable

As of December 31, 2010, we had receivables of $35,722 due from Graphion Technology USA LLC (“Graphion”) related to consulting services rendered and/or fixed assets sold to Graphion. Graphion is wholly owned by Mr. Nam, our former Chief Executive Officer. The amounts due were non-interest bearing and were due upon demand. During 2011, we determined the receivables due from Graphion were uncollectible and, therefore, we wrote off the receivables at December 31, 2011.

NOTE 16 — SUBSEQUENT EVENTS

.

Management and Director Changes

On February, 21, 2013, Rod Keller Jr. resigned as the Company’s Chief Executive Officer and interim Chief Financial Officer. On February 22, 2013, the Company’s Board of Directors appointed William Tsumpes as Chief Executive Officer and interim Chief Financial Officer effective immediately. Mr. Tsumpes had been elected to the Company’s Board of Directors on December 31, 2012.

On March 27, 2013, Messrs. Rod Keller and Robert Thomson each notified the Company that they would be resigning from the board of directors of the Company as of March 27, 2013. Mr. Thomson formerly served as chairperson of the compensation committee. Mr. Keller formerly resigned as the Company’s Chief Executive Officer on February 21, 2013. Messrs. Keller and Thomson had no disagreements with the Company on any matter relating to the Company’s operations, policies or practices that resulted in their decision to tender their resignations. Each resigned in order to remove themselves as directors so that the Company would regain compliance with the March 21, 2013 NYSE MKT, LLC notification as described below.

NYSE MKT, LLC notices

On March 4, 2013, the NYSE MKT, LLC conducted a hearing regarding the Company’s delisting procedures. On March 15, 2013, NYSE MKT, LLC notified the Company that it had elected to defer action until at least May 15, 2013. At that time, NYSE MKT, LLC staff will review the Company’s financial results at which time it will discuss and consider further action or dismissal of the proceedings.

On March 25, 2013, the Company was notified by the NYSE MKT, LLC indicating that the Company was not in compliance with certain of the Exchange’s continued listing standards as set forth in Section 801(h) of the NYSE MKT Company Guide (the “Company Guide”). Specifically, the appointment of one of the Company’s previously independent directors, Mr. William Tsumpes, as Chief Executive Officer and Interim Chief Financial Officer of T3 Motion, resulted in greater than 50% of the directors on the Company’s board lacking independence (only three of seven directors were independent). The notice stated that the Company has until the earlier of the next annual meeting or one year to resolve the issue.

In order to fully resolve this issue, the Company accepted the resignations of two directors, Mr. Rod Keller and Mr. Rob Thomson, effective March 27, 2013 to ensure the Company’s compliance with Section 801(h) of the NYSE MKT Company Guide. The resignations of Messrs. Keller and Thomson reduces the number of directors to five and results in three directors out of five maintaining independent status as of March 28, 2013 thereby resolving the March 21, 2013 Section 801(h) compliance notice.

On April 12, 2013, the Company received formal notification dated April 5, 2013 from NYSE MKT, LLC that the Section 801(h) delinquency, regarding independent directors, was resolved.

Debt Issuances

On March 4, 2013, the Company agreed to a waiver with the 2012 Debenture Holders allowing up to an additional $646,750 in additional debentures to be issued to additional investors at the same terms as the November 27, 2012 debentures including warrants, conversion features, investment rights, and common stock issuable. On March 4, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issuable upon the completion of regulatory compliance and 2,500,000 warrants at an exercise price of $0.10 per warrant. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share. Both the warrants and conversion feature are subject to “full ratchet” antidilution protection and will be accounted for as derivative liabilities.

On March 21, 2013, the Company entered into a loan and security Agreement with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd., both of whom were investors in the 2012 Debenture offering. Pursuant to the terms and subject to the conditions set forth in the Loan Agreement, the Lenders provided a senior secured line of credit to the Company of up to $750,000 (the “Loan Facility”) with a one year term. The Loan Facility is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. Pursuant to the terms of the Loan Agreement, the Loan Facility is secured by all assets of the Company. The Loan Facility has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance, payable monthly in arrears. On March 24, 2013, the Company made an initial draw of $187,500 and received cash of $172,500; net of $15,000 of initial costs and fees.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T3 MOTION, INC.

By:	/s/ William Tsumpes
President and Chief Executive Officer

Dated: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Postion	Date

/S/ William Tsumpes	Director and Chief Executive Officer	April 16, 2013
William Tsumpes	(principal executive officer and principal
financial and accounting officer)

/S/ DAVID SNOWDEN	Director	April 16, 2013
David Snowden

/S/ STEVEN J. HEALY	Director	April 16, 2013
Steven J. Healy

/S/ BRUCE K. NELSON	Director	April 16, 2013
Bruce K. Nelson

/S/ Ki Nam	Director	April 16, 2013
Ki Nam

61