Form 10-Q
period 2013-03-31
T3 Motion, Inc.
filed 2013-05-15
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 14, 2013, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 15,323,277.

T3 MOTION, INC.

INDEX TO FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,034	$1,293,136
Restricted cash	—	10,000
Accounts receivable, net	941,614	538,314
Inventories	1,386,179	1,159,441
Prepaid expenses and other current assets	598,458	679,235
Total current assets	3,030,285	3,680,126
Property and equipment, net	49,373	74,631
Total assets	$3,079,658	$3,754,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,196,097	$1,162,917
Accrued expenses	611,994	713,646
Derivative liabilities	15,133,279	16,735,869
Secured line of credit	187,500	—
Note payable, related party	1,000,000	1,000,000
Senior convertible debentures, net of discount	1,504,104	405,508
Total current liabilities	19,632,974	20,017,940

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 15,323,277 and 15,296,777 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	15,324	15,297
Common stock subscribed but unissued	705,125	647,625
Additional paid-in capital	59,702,641	59,484,297
Accumulated deficit	(76,980,775)	(76,414,771)
Accumulated other comprehensive income	4,369	4,369
Total stockholders’ deficit	(16,553,316)	(16,263,183)
Total liabilities and stockholders’ deficit	$3,079,658	$3,754,757

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net revenues	$1,489,929	$1,405,074

Cost of net revenues	1,089,335	1,294,194

Gross profit	400,594	110,880

Operating expenses:
Sales and marketing	389,680	419,620
Research and development	237,550	229,786
General and administrative	920,411	953,669

Total operating expenses	1,547,641	1,603,075

Loss from operations	(1,147,047)	(1,492,195)

Other income (expense):
Interest income	5	693

Other income (expense), net	2,534,802	(10,541)

Interest expense	(1,951,845)	(71,341)

Total other income (expense), net	582,962	(81,189)
Loss before provision for income taxes	(564,085)	(1,573,384)

Provision for income taxes	1,919	3,150

Net loss	$(566,004)	$(1,576,534)

Net loss per share: basic and diluted	$(0.04)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	15,309,494	12,881,027

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE

MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Common Shares Subscribed but Unissued	Common Shares Subscribed but Unissued Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
BALANCE — December 31, 2012	—	$—	15,296,777	$15,297	1,962,500	$647,625	$59,484,297	$(76,414,771)	$4,369	$(16,263,183)
Exercise of warrants	—	—	26,500	27	—	—	2,623	—	—	2,650
Common stock subscribed in connection with senior convertible debentures	—	—	—	—	250,000	57,500	—	—	—	57,500
Share-based compensation expense	—	—	—	—	—	—	215,721	—	—	215,721
Net loss	—	—	—	—	—	—	—	(566,004)	—	(566,004)
BALANCE — March 31, 2013	—	$—	15,323,277	$15,324	2,212,500	$705,125	$59,702,641	$(76,980,775)	$4,369	$(16,553,316)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(566,004)	$(1,576,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,258	52,276
Warranty expense	38,141	25,588
Bad debt expense	3,228	—
Share-based compensation expense	215,721	205,067
Change in fair value of derivative liabilities	(2,519,163)	10,719
Amortization of debt discounts and deferred financing fees	1,197,622	33,567
Estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, net of imputed interest	724,073	—
Change in operating assets and liabilities:
Restricted cash	10,000	—
Accounts receivable	(406,528)	(200,546)
Inventories	(226,738)	365,396
Prepaid expenses and other current assets	(3,249)	(228,033)
Accounts payable and accrued expenses	(106,613)	(341,858)
Net cash used in operating activities	(1,614,252)	(1,654,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on secured line of credit	172,500	—
Proceeds from senior convertible debentures	250,000	—
Proceeds from exercise of common stock warrants	2,650	—
Net cash provided by financing activities	425,150	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,189,102)	(1,654,358)
CASH AND CASH EQUIVALENTS — beginning of period	1,293,136	2,184,939
CASH AND CASH EQUIVALENTS — end of period	$104,034	$530,581

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — Continued

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,000	$37,363
Income taxes	$1,919	$3,150

Supplemental disclosure of non cash activities:
Deferred financing fees deducted from proceeds of borrowings on secured line of credit	$15,000	$—
Common stock subscribed but unissued in connection with senior convertible debenture offering recorded as a debt discount	$57,500	$—

Debt discount related to estimated fair value of warrants and conversion features issued in connection with senior convertible debentures	$167,500	$—

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

T3 Motion, Inc. was incorporated on March 16, 2006, under the laws of the state of Delaware. T3 Motion, Inc. and its wholly-owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd. (U.K.) (collectively, the “Company”, “we”, “us”, or “our”), develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories and service.

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected in any other period or for the entire fiscal year.

The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes hereto other than as disclosed in the accompanying notes.

Going Concern

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at March 31, 2013, the Company had an accumulated deficit of $(76,980,775) and used cash in operations of $(1,614,252) for the three months ended March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our cash on hand at March 31, 2013 of approximately $0.1 million, collections from the sale of our products, the implementation of our cost reduction strategy for material, production and service costs, and the proceeds from recent debt issuances, and line of credit are sufficient to sustain our planned operations into the second quarter of 2013; however, we cannot assure you of this and may require additional debt or equity financing in the future to maintain operations.

The Company implemented in 2012 several strategies designed to reduce the costs of conducting its business. In addition, the Company intends to pursue raising additional debt or equity financing to fund its operating plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering on acceptable terms, or otherwise obtain sufficient financing when and if needed, it may be required to reduce, defer or discontinue one or all of its product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiaries, R3 Motion, Inc. and T3 Motion Ltd. (UK). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. From time to time in our cash accounts, balances exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At March 31, 2013, the Company had no cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a previous credit card processing agreement with a financial institution, the Company was required to maintain a security deposit as collateral. The amount of the deposit as of March 31, 2013 and December 31, 2012 was $0 and $10,000, respectively.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. As of March 31, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $51,800 and $111,800, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of March 31, 2013, two customers accounted for approximately 26% of total accounts receivable and as of December 31, 2012, two customers accounted for approximately 31% of total accounts receivable. No customer represented more than 10% and one customer represented approximately 10% of net revenues for the three months ended March 31, 2013 and 2012, respectively.

Accounts Payable

As of March 31, 2013 and December 31, 2012, no vendor accounted for more than 10% of total accounts payable. Two vendors accounted for approximately 26% and one vendor accounted for approximately 10% of inventory purchases for the three months ended March 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, senior convertible debentures, related party note payable, secured line of credit and derivative liabilities. The carrying value for all such instruments except the related party note payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of our related party note payable due to the related party nature and instruments similar to the note payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 8).

The Company determines the fair value of its financial instruments based on a three-level hierarchy for fair value measurements under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

The Company’s derivative liabilities consist of price protection features for embedded conversion features on debt and warrants which are carried at fair value, and are classified as Level 3 liabilities. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of these instruments (see Note 8).

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

Imputed interest: For debt instruments issued with below market or no interest component, the Company imputes a market rate of interest over the term of the debt instrument and records the imputed interest as a discount from the face amount of the respective debt instrument.

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

For all revenues, the Company uses a binding purchase order or equivalent contract document as evidence of an arrangement. The Company ships with either FOB Shipping Point or Destination terms. Shipping documents are used to verify delivery and customer acceptance. For FOB Destination, the Company records revenue when proof of delivery is confirmed. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund. The Company offers a standard product warranty to its customers for defects in materials and workmanship for a period of one year or 2,500 miles, whichever comes first (see Note 10) with an optional purchased extended warranty. The Company typically has no other post-shipment obligations. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history.

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

Share-Based Compensation

The Company maintains a stock option plan (see Note 9) and records expenses attributable to the stock option plan. The Company values each option award using the Black-Scholes-Merton option pricing model and amortizes the related expense typically on a straight-line basis over the requisite service (vesting) period for the entire award.

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

In accordance with the accounting standards, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as a prepaid expense in its condensed consolidated balance sheets.

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

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of March 31, 2013 and December 31, 2012, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 and have not recognized interest and/or penalties in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years for 2008 through 2012 are subject to examination by the taxing authorities. With few exceptions, we are no longer subject to U.S., state, local, and foreign examination by taxing authorities for tax years ending before 2008.

We do not foresee material changes to our gross uncertain income tax position liability within the next twelve months.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase approximately 115.3 million and 12.1 million shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were excluded from the computation of diluted loss per share due to the anti-dilutive effect on net loss per share.

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Net loss	$(566,004)	$(1,576,534)

Weighted average number of common shares outstanding:
Basic and diluted	15,309,494	12,881,027
Net loss per share:
Basic and diluted	$(0.04)	$(0.12)

Business Segments

The Company has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Product	Net revenues	Net revenues
T3 Series domestic	$1,151,520	$962,769
T3 Series international	338,409	442,305
	$1,489,929	$1,405,074

NOTE 2 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Raw materials	$1,205,520	$869,099
Work-in-process	106,924	256,161
Finished goods	73,735	34,181
	$1,386,179	$1,159,441

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Prepaid inventory	$224,886	$184,117
Deferred financing costs	278,658	362,684
Prepaid expenses and other current assets	94,914	132,434
	$598,458	$679,235

NOTE 4— ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
	(unaudited)

Accrued compensation	$147,059	$217,838
Deferred revenues and customer deposits	258,456	274,519
Accrued warranty reserve	134,696	104,106
Other accrued expenses	71,783	117,183
	$611,994	$713,646

NOTE 5 — RELATED PARTY NOTE PAYABLE

Related party note payable consists of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Note payable to Alfonso and Mercy Cordero, 10% interest, due December 31, 2013.	$1,000,000	$1,000,000

Less current portion	(1,000,000)	(1,000,000)
	$—	$—

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month until the maturity date of December 31, 2013. The Company recorded interest expense of $25,000 for each of the three month periods ended March 31, 2013 and 2012 and had accrued interest of $8,333 as of March 31, 2013 and December 31, 2012.

The Company may prepay the Note in full, but not in part, and is precluded from doing so under the terms of the Senior Convertible Debentures so long as any principle of the Senior Convertible Debentures is outstanding, without approval from the debenture holders. The Company would be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At March 31, 2013, the Company is in compliance with all terms of the Note.

NOTE 6 — SECURED LINE OF CREDIT

On March 21, 2013, the Company entered into a loan and security agreement (the “Revolver Loan”) with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd. (the “Lenders”). Pursuant to the terms and subject to the conditions set forth in the loan agreement, the Lenders provided a senior secured line of credit to the Company of up to $750,000 with a one year term. The Revolver Loan is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. The Revolver Loan has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance. Interest is payable monthly in arrears with a minimum interest of $1,500 per month. On March 24, 2013, the Company made an initial draw of $187,500 and received cash proceeds of $172,500; net of $15,000 of initial financing costs and fees. This Revolver Loan is secured by all assets of the Company and is due on March 21, 2014. The Company may prepay the Revolver Loan at any time until the maturity date by paying all accrued interest and fees, principal, and a cash payment of 1% of the maximum amount, or $7,500 as a prepayment fee.

The Company recorded the initial financing costs and fees of $15,000 as deferred financing fees and will amortize the deferred financing fees to interest expense over the term of the Revolver Loan. For the three months ended March 31, 2013, the Company recorded amortization of $411 related to the deferred financing fees to interest expense and recorded and accrued $323 in face interest and fees as of and for the three months ended March 31, 2013.

NOTE 7 — SENIOR CONVERTIBLE DEBENTURES

Senior convertible debentures consist of:

	March 31,	December 31,
	2013	2012
	(unaudited)

Senior Convertible Debentures, no stated interest, due November 27, 2013	$4,603,250	$4,353,250

Discount on Senior Convertible Debentures	(3,099,146)	(3,947,742)
Senior Convertible Debentures	$1,504,104	$405,508

On November 27, 2012, the Company entered into Securities Purchase Agreements with twelve Accredited Investors (the “Debenture Holders”) as described in Form 10-K for the year ended December 31, 2012 filed on April 16, 2013. In November 2012, the Company sold 4,353,250 Debenture units (the “November 2012 Debentures”) consisting of one share of common stock, ten five year warrants with an exercise price of $0.10 per warrant and $1.00 of Senior Convertible Debt convertible at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share in exchange for gross cash proceeds of $2,875,000, the conversion of $1,240,750 of existing notes payable, and for $237,500 of financing fees in lieu of cash. The Company recorded a $4,353,250 debt discount on the November 27, 2012 issuance date. The Company recorded additional debt discount of $250,000 for the March 2013 tranche described below and recorded amortization of $1,098,596 to interest expense in the accompanying statement of operations for the three months ended March 31, 2013 and will amortize the remaining $3,099,146 to interest expense during the fiscal year ending December 31, 2013.

Deferred Financing Fees

The Company incurred financing fees on the November 2012 Debentures of $399,939. No additional financing fees were recorded for the March 2013 tranche described below. For the three months ended March 31, 2013, the Company amortized $98,615 of the November 2012 Debenture financing fees to interest expense in the accompanying consolidated statement of operations and will amortize the remaining $264,069 to interest expense during the fiscal year ending December 31, 2013.

Waiver on Debt Covenants and Provisions

On March 4, 2013, the Company received a waiver from the existing Debenture Holders which allowed for the Company to sell up to $646,750 of additional Senior Convertible Debt in one or more tranches. On March 4, 2013, the Company issued $250,000 of additional Senior Convertible Debentures, as described below. The Company may issue up to $396,750 of additional Senior Convertible Debt without additional approval.

On March 4, 2013, the Company received a waiver from the existing Debenture Holders which allowed for the Company to enter into the secured revolving line of credit. See Note 6.

March 2013 Senior Convertible Debenture

On March 4, 2013, the Company entered into Securities Purchase Agreements (“March 2013 Debentures”) with two accredited investors (the “March 2013 Debenture Holders”). In connection with the March 2013 Debentures, the Company and the March 2013 Debenture Holders also entered into identical agreements as the November 2012 Debentures including a Secured Convertible Debenture Agreement (the “2013 Debentures”) a Warrant Agreement (“March 2013 Warrant”), and a Security Agreement. Under these agreements, the March 2013 Debenture Holders provided an additional senior secured convertible loan to the Company in the aggregate principal amount of $250,000 due November 27, 2013 and received 250,000 Debenture Units.

Each Debenture Unit consists of: i) one share of unregistered Common Stock of the Company, ii) one Senior Convertible Debenture convertible into Common Stock of the Company at an initial conversion price of $0.10 per share, and iii) ten warrants with a 5 year life, expiring March 4, 2018, each exercisable into one share of Common Stock of the Company at an initial exercise price of $0.10 per share. During the three months ended March 31, 2013, the Company received gross cash proceeds of $250,000 on the March 4, 2013 closing date. No additional costs or fees were incurred for the March 2013 Debentures. The initial conversion price of the 2013 Debentures and the exercise price of the March 2013 Warrants are subject to “full-ratchet” antidilution provisions which would require a reset of the exercise price and conversion price if the Company issues additional equity securities below the then effective exercise or conversion price for the March 2013 Warrants or 2013 Debentures. The Company is accounting for the anti-dilution features included in the 2013 Debentures and the March 2013 Warrants as derivative liabilities (see Note 8).

The March 2013 Debenture Holders also received the right, but not the obligation, to participate in a future financing of the Company at identical terms in equal amounts to their participation in the March 2013 Debentures participation levels. Pursuant to the terms of the Security Agreement, the 2013 Debentures are secured by all assets of the Company.

Common Stock Issued and Issuable

At the date of the closing of the November 2012 Debenture offering and the March 2013 Debenture offering, the Company was limited by the regulations of the Securities and Exchange Commission to the issuance of no more than 19.99% of the then issued and outstanding common shares without shareholder approval. In November 2012, the Company received irrevocable voting proxies from shareholders representing 58% of the issued and outstanding shares, and a Definitive Information Statement noticing all shareholders of the actions taken was filed with the Securities and Exchange Commission on May 15, 2013. As of March 31, 2013, the Company has recorded Common Stock Subscribed but Unissued of $705,125 for 2,212,500 shares issuable after the completion of the regulatory filings comprised of 1,962,500 shares issuable as of November 27, 2012 valued at $647,625, and 250,000 shares issuable for the March 2013 Debentures valued at $57,500, or $0.23 per share, the closing market price on March 4, 2013. The common stock issuable is restricted for trading under Rule 144 until May 27, 2013 and September 4, 2013 for the 1,962,500 and 250,000 shares, respectively. The Company recorded the value of the 250,000 shares of the Company’s common stock issuable on March 4, 2013 as a discount of $57,500 to the Senior Convertible Debentures issued on that date.

Embedded Conversion Feature

The March 2013 Debentures were issued with an embedded conversion feature whereby the Debenture Holders can exchange their Debentures at any time until the November 27, 2013 due date for shares of the Company’s common stock at an exchange price initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the conversion feature as a one year call option to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $372,722 as described in Note 8 below. The initial value was recorded as a debt discount to the March 2013 Debentures limited to the face value of the March 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

Warrants issued

The March 2013 Debentures were issued with warrants to purchase shares of common stock whereby the Debenture Holders can exercise their warrants at any time until March 4, 2018, at an exercise price initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the March 2013 Warrants to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $543,851 as described in Note 8. The initial fair value was recorded as a debt discount to the March 2013 Debentures limited to the face value of the March 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

Imputed Interest

The March 2013 Debentures were issued without a cash interest component. Based on a review of existing debt securities, the Company believed an appropriate discount should be recorded and imputed a 10% interest value, or $25,000, which was recorded to debt discount on the transaction date and offset to interest expense in the accompanying condensed consolidated statement of operations.

Limitation on Debt Discount

The combined fair value of the Common Stock Issuable of $57,500, the fair value of the embedded conversion feature of $372,722, the fair value of the March 2013 Warrants of $543,851, and the imputed interest discount of $25,000 exceeded the $250,000 face value of the March 2013 Debentures by $749,073. The Company recorded a debt discount of $250,000 on the transaction date and expensed the excess fair value to interest expense. The allocation of the imputed interest on the March 2013 Debentures of $25,000 was netted with the $749,073 excess fair value in interest expense. The discount of $250,000 will be amortized to interest expense over the remaining life of the March 2013 Debentures.

NOTE 8— DERIVATIVE LIABILITIES

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

March 31, 2013
(unaudited)
Annual dividend yield	—
Expected life (years)	0.66-5.00
Risk-free interest rate	0.16-0.76%
Expected volatility	126%-158%

Expected volatility is based primarily on historical volatility of the Company, using daily pricing observations, and the Company’s peer group, using daily pricing observations. Historical volatility was computed for recent periods that correspond to the expected term. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants and embedded conversion features.

The Company currently has no reason to believe future volatility over the expected remaining life of these warrants or embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants or embedded conversion features. The risk-free interest rate is based on one-year to five year U.S. Treasury securities consistent with the remaining term of the instrument.

On March 4, 2013, the Company issued warrants to purchase 2,500,000 shares of the Company’s common stock and debentures convertible into 2,500,000 shares of the Company’s common stock to additional investors as described in Note 7. Both the warrants issued and the embedded conversion feature had certain anti-dilution protection provisions. The Company valued the warrants on the date of issuance using a market value of $0.23 per share, an exercise price of $0.10 per warrant and a 5 year term for a fair value of $543,851 and valued the embedded conversion feature as a 268 day option to purchase 2,500,000 shares at an exercise price of $0.10 per share with a market value of $0.23 per share for a fair value of $372,722. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounts for these instruments as derivative liabilities. The additional warrants and embedded conversion features were on terms identical to the Senior Convertible Debentures.

The dilutive issuances for the March 2013 Debenture offering resulted in an exercise price reduction of the Ki Nam Warrants to $0.77 per share and for the Immersive Warrants to $0.52 per share. These two warrant series are marked to market at each reporting period and any gain or loss associated with the repricing is recorded as a change in fair value of the derivative liabilities.

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	# of Shares Convertible/ Exercisable at March 31, 2013	Level 3 Carrying Value March 31, 2013	Level 3 Carrying Value December 31, 2012
		(unaudited)
Ki Nam warrants, exercise price of $0.77/share; expire in 2014	27,478	$690	$518
Immersive warrants, exercise price of $0.52/share; expire in 2015	198,764	23,966	28,579
2012 Debentures convertible at $0.10 per share, exprire November 2013	43,532,500	5,681,987	6,801,728
2012 November warrants, exercise price of $0.10 per share, expire in November, 2017	43,532,500	8,606,094	9,905,044
2013 Debentures convertible at $0.10 per share, exprire November 2013	2,500,000	326,307	—
2013 March warrants, exercise price of $0.10 per share, expire in March 2018	2,500,000	494,235	—

Total	92,291,242	$15,133,279	$16,735,869

Change in fair value		$(2,519,163)

During the three months ended March 31, 2013, the Company recorded other income of $2,519,163 and during the three months ended March 31, 2012, the Company recorded other expense of ($10,719) related to the change in fair value of the warrants and embedded conversion features and is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2013 and 2012:

	2013	2012

Balance at January 1,	$16,735,869	$45,450

Issuance of warrants and embedded conversion features	916,573	—

Change in fair value	(2,519,163)	10,719
Balance at March 31,	$15,133,279	$56,169

NOTE 9 — EQUITY

Common Stock Issuable – Debt Incentive

As an inducement to enter into the March 2013 Debentures, the investors were offered one share of the Company’s common stock for every dollar invested. The March 2013 financing of $250,000 of additional Senior Convertible Debentures requires the issuance of an additional 250,000 shares of the Company’s common stock under the terms of the transaction. As described in the Company’s Form 10-K for the year ended December 31, 2012, filed April 16, 2013, the Company had not received the necessary regulatory approval to issue 1,962,500 of the November 2012 Debenture shares of the Company’s common stock. Once regulatory approval is received, the Company expects to issue 2,212,500 shares of the Company’s common stock, representing the 1,962,500 shares remaining to be issued from the November 2012 Debentures and the 250,000 issuable for the March 2013 tranche.

As of March 31, 2013, the Company has recorded Common Stock Subscribed but Unissued of $705,125 for 2,212,500 shares of the Company’s common stock issuable after the completion of the regulatory filings comprised of 1,962,500 shares issuable as of November 27, 2012 valued at $647,625 and 250,000 shares issuable for the March 2013 Debentures valued at $57,500, or $0.23 per share, the closing market price on March 4, 2013. The Company recorded the value of the Company’s common stock issuable for the March 2013 Debentures as a component of debt discount as described in Note 7. The 2,212,500 shares of the Company’s Common Stock issuable is restricted for trading under Rule 144 until May 27, 2013 and September 4, 2013 for the 1,962,500 shares and 250,000 shares, respectively.

Common Stock Issued –Warrant exercise

During the period ended March 31, 2013, Series I warrants to purchase 26,500 shares of the Company’s Common Stock were exercised for cash proceeds of $2,650. The Series I warrants were issued in conjunction with the Company’s May 2011 public offering and were repriced in November 2012 to an exercise price of $0.10 per warrant.

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

During 2010, the Company adopted the 2010 Plan, under which stock awards or options to acquire shares of the Company’s common stock may be granted to employees, nonemployee members of the Company’s board of directors, consultants or other independent advisors who provide services to the Company. The 2010 Plan is administered by the Company’s board of directors. In December 2012, the Company’s shareholders approved an increase of the shares available under the 2010 Plan to 18,150,000. Options granted under the 2010 Plan generally vest 25% per year over four years and expire 10 years from the date of grant.

The following table sets forth the share-based compensation expense for stock options (unaudited):

	Three Months Ended March 31,
	2013	2012

Share-based compensation expense — cost of net revenues	$2,570	$8,268
Share-based compensation expense — sales and marketing	35,333	38,002
Share-based compensation expense — research and development	15,194	27,652
Share-based compensation expense — general and administrative	162,624	131,145
Total share-based compensation expense	$215,721	$205,067

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the three months ended March 31, 2013 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2013	10,119,518	$0.72

Options granted	—	—

Options exercised	—	—

Options forfeited	(212,428)	2.82

Options cancelled	—	—

Total options outstanding — March 31, 2013	9,907,090	$0.68	9.19	$—

Options exercisable — March 31, 2013	1,330,979	$2.37	7.20	$—

Options vested and expected to vest — March 31, 2013	5,779,025	$0.93	8.87	$—

Options available for grant under the 2010 Plan at March 31, 2013	8,571,310

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013 (unaudited):

		Options Outstanding		Options Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
$0.25-$0.50	8,345,000	9.50	$0.32	739,008	$0.34
$0.51-$1.00	955,000	8.46	$0.65	105,006	$0.61
$1.01-$5.00	374,832	7.46	$5.00	254,707	$5.00
$5.01-7.70	232,258	4.73	$6.73	232,258	$6.73
	9,907,090	9.19	$0.68	1,330,979	$2.37

Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. The Company has only granted service based awards. In estimating fair value, expected volatilities used by the Company were based on the combination of historical volatility of the Company’s common stock and the underlying common stock of its peer group, and other factors such as implied volatility of traded options of a comparable peer group. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods of a comparable peer group. The risk-free rate used to calculate the fair value is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. There were no options granted for the three months ended March 31, 2013.

At March 31, 2013, the amount of unearned share-based compensation currently estimated to be expensed related to unvested common stock options is approximately $1.7 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 1.5 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. During the three months ended March 31, 2013, the Company issued 2,500,000 warrants to the March 2013 Debenture Holders. The Company valued the warrants issued at $543,851 on the date of issuance. See Notes 7 and 8. During the three months ended March 31, 2013, the Company issued 26,500 shares of the Company’s common stock for the exercise of Series I warrants for cash proceeds of $2,650.

The following table provides a reconciliation of the warrants issued and exercised for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price

Warrants outstanding — January 1, 2013	54,680,086	$0.46

Warrants issued	2,500,000	0.10

Warrants exercised	(26,500)	0.10

Warrants expired	(12,000)	15.40

Total warrants outstanding — March 31, 2013	57,141,586	$0.44

The warrants outstanding at March 31, 2013 had a weighted average life of 4.14 years and had aggregate intrinsic value of $5,604,341.

A list of the warrants outstanding as of March 31, 2013 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price		Expiration Date
Class H Warrants	5/19/11	4,942,557	$3.00	(1), (2)	5/13/2013
Class E Warrants	2/23/09	27,478	$0.77	(3), (6) ,(7)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4), (5)	2014-2015
Class G Warrants — $7.00	Various	5,000	$7.00	(4), (5)	8/25/2015
Immersive Warrant 1	3/31/10	94,764	$0.52	(6), (7)	3/31/2015
Immersive Warrant 2	4/30/10	104,000	$0.52	(6), (7)	4/30/2015
Class I Warrants	5/19/11	4,916,057	$0.10	(1), (2), (7)	5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38		5/13/2016
Class J Warrants	6/28/11	50,000	$3.50		4/25/2016
November 2012 Warrants	11/27/12	43,532,500	$0.10	(6)	11/27/2017
March 2013 Warrants	3/4/13	2,500,000	$0.10	(6)	3/4/2018
Total		57,141,586

(1)	Of these warrants, 4,275,128 represent warrants eligible for a vote to approve any future financing round where the contemplated issuance price is below the exercise price of the Class I warrants. A 2/3rds vote of the combined eligible outstanding Class H Warrants and Class I Warrants is required to approve such a transaction.
(2)	Of these warrants, 1,138,885 were issued to Vision Capital and 632,243 were issued to Ki Nam, former Chairman of the Board of Directors. Each has beneficial ownership in excess of 10% of the common stock of the Company.
(3)	Warrants were issued to Ki Nam, former Chairman of the Board of Directors and significant owner of the Company.
(4)	Of these warrants, 195,373 were issued to Ki Nam.
(5)	Warrants’ expiration dates range from December 29, 2014 to August 25, 2015.
(6)	Warrants are accounted for as derivative liabilities, see Note 8.
(7)	Warrants were repriced on August 10, 2012, November 27, 2012 and March 4, 2013.

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

The following table presents the changes in the product warranty accrual for the three months ended March 31 (unaudited):

	2013	2012
Beginning balance, January 1,	$104,106	$123,692
Charged to cost of revenues	38,141	25,588
Usage	(7,551)	(10,747)
Ending balance, March 31,	$134,696	$138,533

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the November 2012 and March 2013 Securities Purchase Agreements, we have indemnified the Debenture Holders from any and all losses relating to the breach of any of the representations, warranties, covenants or agreements made by the Company or any action instituted against the Debenture Holders as defined in the November 2012 and March 2013 Securities Purchase Agreements. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

NOTE 11 — RELATED PARTY TRANSACTIONS

The following reflects the activity of the related party transactions for the respective periods.

Controlling Ownership

Mr. Nam, currently Chief Executive Officer of R3 Motion, Inc., a wholly-owned subsidiary of the Company, and former Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 22.5% of the outstanding shares of the Company’s common stock.

Related Party Note Payable — see Note 5

Senior Convertible Debentures

On November 27, 2012, T-Energy, a company controlled by William Tsumpes, purchased $100,000 of our November 2012 Debentures. At the time of the investment, Mr. Tsumpes was not affiliated with the Company. On December 31, 2012, Mr. Tsumpes was elected as a Director of the Company. On February 24, 2013, Mr. Tsumpes was appointed as the Chief Executive Officer and interim Chief Financial Officer of the Company.

NOTE 12 — SUBSEQUENT EVENTS

On April 17 and April 19, 2013, respectively, the Company made additional draws on its secured line of credit totaling $200,000 resulting in an aggregate balance due after both draws of $387,500.

On April 19, 2013, the Company borrowed $100,000 on an unsecured working capital loan from William Tsumpes, the Company’s Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

T3 Motion, Inc. was incorporated on March 16, 2006 under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd. (U.K.) (collectively, the “Company,” “we,” “us,” or “our”) develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

Going Concern

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its cash on hand at March 31, 2013, together with the borrowing availability on its secured line of credit, collections from the sale of its products, and the continued implementation of its cost reduction strategies for material, production and service are sufficient to sustain its planned operations into the second quarter of 2013, and the Company will require additional debt or equity financing in the future to maintain operations.

The Company intends to pursue raising additional debt or equity financing to fund its new product development and operating plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering on acceptable terms, or otherwise obtain sufficient financing when and if needed, it may be required to reduce, defer or discontinue one or all of its product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern.

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

A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 or as updated in Note 1 to the condensed consolidated financial statements included elsewhere herein.

Business activity for the quarter ended March 31, 2013

Recent Financings

On March 4, 2013, the Company agreed to a waiver with the 2012 Debenture Holders allowing up to an additional $646,750 in additional debentures to be issued to additional investors on the same terms as the November 27, 2012 debentures including warrants, conversion features, investment rights, and common stock issuable. On March 4, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issuable upon the completion of regulatory compliance and 2,500,000 warrants at an exercise price of $0.10 per warrant. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share. Both the warrants and conversion feature are subject to “full ratchet” antidilution protection and are accounted for as derivative liabilities. See Notes 7 and 8 to the condensed consolidated financial statements included elsewhere herein.

On March 21, 2013, the Company entered into a loan and security agreement with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd., both of whom were investors in the 2012 Debenture offering. Pursuant to the terms and subject to the conditions set forth in the loan agreement, the lenders provided a senior secured line of credit to the Company of up to $750,000 (the “Loan Facility”) with a one year term. The Loan Facility is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. Pursuant to the terms of the loan agreement, the Loan Facility is secured by all assets of the Company. The Loan Facility has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance, payable monthly in arrears. On March 24, 2013, the Company made an initial draw of $187,500 and received cash of $172,500; net of $15,000 of initial financing costs and fees. On April 17, 2013 and April 19, 2013, the Company made additional draws totaling $200,000. See also Notes 6 and 12 in the accompanying condensed consolidated financial statements.

The Company intends to use the proceeds from the additional Senior Convertible Debentures and any draws on the line of credit for general working capital purposes.

Business Operations

The March 2013 quarter results were an improvement over the second half of 2012. The capital raised in November 2012 from the Debenture offering provided necessary working capital for additional parts and inventory needed towards sales expansion. Cost reduction measures begun in 2012 were continued during the quarter and expanded. Additional cost reduction measures are expected to continue into 2013 towards the Company’s profitability goal by the fourth quarter of 2013.

Revenues for the quarter ended March 31, 2013 increased to approximately $1.5 million as compared to $1.4 million for the quarter ended March 31, 2012 and $0.8 million for the quarter ended December 31, 2012 on increased unit shipments to North American and International markets. The Company shipped 134 units during the quarter ended March 31, 2013 compared to 118 units for the March 31, 2012 quarter and 61 units for the quarter ended December 31, 2012. Excluding service and warranty related revenues, average product revenue per unit shipped was approximately $9,100 for the quarter ended March 31, 2013 compared to approximately $9,900 per unit shipped in the March 2012 quarter due to lower per unit revenues for accessory sales in 2013 and a lower average price point for sales through our distribution channel.

Gross margins improved significantly from the March 2012 and December 2012 quarters as the Company’s efforts to reduce unit materials costs continue to be realized and the larger unit production levels resulted in lower per unit labor and overhead charges compared to prior periods. Gross margin as a percent of revenue increased from 7.9% of revenues for the quarter ended March 31, 2012 to 26.9% for the quarter ended March 31, 2013 due to: i) the benefits of lower materials costs per unit due to an aggressive effort to lower the supply chain costs, ii) the lower cost per unit for labor and overhead due to the combined effect of cost reductions and a larger number of units produced and therefore improved utilization of our assembly facility, and iii) additional higher margin service revenue for out of warranty units as compared to the prior year.

We refer to our sales pipeline in terms of backlog and revenues. Backlog consists of contracts with customers that represent agreements to purchase T3 units over specified periods of time. Based on a review of revenues and sales orders in 2012, and for revenues for 2013 year-to-date, as reported after February 28, 2013, new management has revised its policy for determining backlog for the year ended December 31, 2012 and for future reporting periods.

For 2013, we define “backlog” as orders from customers that are evidenced by a signed purchase order or equivalent purchase document, with agreed upon prices, shipment within 90 days, and for which payment is reasonably assured. Our backlog at March 31, 2013 was approximately $0.7 million representing 72 T3 units that are expected to ship within 90 days and for which payment is reasonably assured.

For 2012, prior management’s policy was to include in its determination of backlog all of its orders, including orders where payment was not assured and/or shipping dates were not firm, and included certain written agreements to purchase minimum quantities of T3 products in exchange for any or all of the following: i) predetermined prices, ii) exclusive rights to sell products to certain customers, or iii) exclusive rights to sell products in certain geographic territories. The extent of the commitment is that these customers stood to lose any or all of the commitment benefits described in i) through iii) above if they failed to meet their minimum quantity orders.

For comparative purposes, after giving effect to the new standards adopted by the Company for determining backlog, the $4.3 million figure reported as of March 2012 would be $0.6 million in sales orders that could be shipped within 90 days and for which payment was reasonably assured (and the remaining $3.7 million represented blanket purchase orders expected to be shipped over the next year).

During the March 2013 quarter, the Company renewed its efforts to implement cost-savings measures with a goal to reduce expenses paid in cash by 30% from the December 2012 quarter levels. These cuts were begun shortly after the hiring of William Tsumpes as Chief Executive Officer in late February 2013 as described below. The Company’s efforts to bring the cost structure in line commenced in March 2013. Operating expenses decreased by $55,000 from the March 2012 quarter but were reduced by $393,000 from the December 2012 quarter operating expense levels.

Our sales and marketing team focused on the initial marketing push for the T3 Vision product and to revisions of the go-to-market strategy begun in 2012 which resulted in a new distribution channel. In addition, our renewed international focus resulted in our first substantial international sales to new distributors in the March 2013 quarter. In March and April 2013, we restructured our sales and marketing team to better align the sales compensation with Company goals and we added a much needed marketing team which we expect will result in improved market penetration and reach.

Our product development and marketing teams focused on the rollout of our next T3 product, the T3 Vision product line and we successfully shipped the first two commercial units of this new product line at the end of March 2013. The T3 Vision is based on the T3 Series, with key configuration and design changes to meet consumers’ needs on a redesigned T3 Series platform. The T3 Vision is expected to have a top speed of 12 mph and a range of up to 20 miles on a single charge, and incorporates customizable colors and graphics, as well as optional accessories. Through the sales of the T3 Vision product line, we expect to benefit from manufacturing efficiencies due to higher volume production of the core T3 Series building block components and technology. We believe the T3 Vision will have a reduced price point allowing it to be marketed to a larger audience including consumers, light industrial applications, and recreation and touring businesses.

Management and Director Changes

On February 21, 2013, Rod Keller Jr. resigned as Chief Executive Officer of the Company to pursue other interests and resigned as a director of the Company on March 27, 2013. On February 22, 2013, the Company’s Board of Directors appointed William Tsumpes as Chief Executive Officer and interim Chief Financial Officer. Mr. Tsumpes was elected to the Company’s Board of Directors in December 2012. Mr. Tsumpes will serve as Chief Executive Officer and interim Chief Financial Officer of the Company.

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

On March 4, 2013, the NYSE MKT conducted a hearing regarding the Company’s delisting procedures. On March 15, 2013, NYSE MKT notified the Company that it had elected to defer action until at least May 15, 2013. At that time, NYSE MKT staff will review the Company’s financial results at which time it will discuss and consider further action or dismissal of the proceedings. On March 25, 2013, the Company was notified by the NYSE MKT indicating that the Company was not in compliance with certain of the Exchange’s continued listing standards as set forth in Section 801(h) of the NYSE MKT Company Guide. Specifically, the appointment of one of the Company’s previously independent directors, Mr. William Tsumpes, as Chief Executive Officer and Interim Chief Financial Officer of T3 Motion, resulted in greater than 50% of the directors on the Company’s board lacking independence (only three of seven directors were independent). The notice stated that the Company had until the earlier of the next annual meeting or one year to resolve the issue. In order to fully resolve the Section 801(h) issue, the Company accepted the resignations of two directors, Mr. Rod Keller and Mr. Rob Thomson, effective March 27, 2013 to ensure the Company’s compliance with Section 801(h) of the Company Guide. The resignations of Messrs. Keller and Thomson reduces the number of directors to five and results in three directors out of five maintaining independent status as of March 28, 2013 thereby resolving the March 21, 2013 Section 801(h) compliance notice. On April 12, 2013, the Company received formal notification dated April 5, 2013 from NYSE MKT that the Section 801(h) delinquency, regarding independent directors, was resolved.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2013 and
2012 (unaudited):

	Three Months Ended March 31,
	2013	2012
Net revenues	$1,489,929	$1,405,074

Cost of net revenues	1,089,335	1,294,194

Gross profit	400,594	110,880

Operating expenses:
Sales and marketing	389,680	419,620
Research and development	237,550	229,786
General and administrative	920,411	953,669

Total operating expenses	1,547,641	1,603,075

Loss from operations	(1,147,047)	(1,492,195)

Other income (expense):
Interest income	5	693

Other income (expense), net	2,534,802	(10,541)

Interest expense	(1,951,845)	(71,341)

Total other income (expense), net	582,962	(81,189)

Loss before provision for income taxes	(564,085)	(1,573,384)

Provision for income taxes	1,919	3,150

Net loss	$(566,004)	$(1,576,534)

Net revenues. Net revenues are primarily from sales of the T3 Series, T3 iSeries, power modules, chargers, related accessories and service for T3 units out of warranty. Net revenues increased $84,855, or 6.0%, to $1,489,929 for the three months ended March 31, 2013 compared to the same period of the prior year. The increase was primarily due to higher unit sales of the T3 series from 118 units shipped in the March 2012 quarter to 134 units shipped in the 2013 quarter and an increase in service revenues due to an increase in out of warranty T3 units.

Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations. Cost of net revenues decreased $204,859, or 15.8%, to $1,089,335 for the three months ended March 31, 2013 compared to the same period of 2012. The decrease is due to the Company’s efforts over the past year to decrease the materials cost per unit in addition to lower per unit costs for labor and overhead due to decreases in overall costs and a larger level of production in 2013 as compared to 2012.

Gross profit. Gross profit increased $289,714 to $400,594 for the three months ended March 31, 2013, compared to a gross profit of $110,880 for the same period of 2012. Gross profit margin was 26.9% and 7.9% of net revenues for the three months ended March 31, 2013 and 2012, respectively. The improvement in gross margin percentage was due to increased efficiencies, cost savings measures, and an increase in higher margin service revenue.

Operating expenses. Operating expenses decreased $55,434, or 3.5%, to $1,547,641 for the three months ended March 31, 2013 compared to $1,492,195 for the same period in 2012. The decrease was due to lower headcount related costs , R&D consultant costs, and tradeshow costs resulting from the Company’s cost reduction measures.

Sales and marketing. Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expenses decreased by $29,940, or 7.1%, to $389,680 for the three months ended March 31, 2013, compared to the same period of the prior year. The decrease in sales and marketing expenses during the three months ended March 31, 2013 from the similar period in 2012 was primarily due to decreased headcount and tradeshows costs resulting from the Company’s cost reduction measures offset by increased spending to market the T3 Vision series launch.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense increased by $7,764, or 3.4%, to $237,550 for the three months ended March 31, 2013 compared to the same period of the prior year. Research and development costs were relatively equal to the prior year quarter which was the net result of cost reduction measures and additional development related costs for the T3 Vision series.

General and administrative. General and administrative expenses include executive compensation, corporate overhead, and SEC related compliance expenses. General and administrative expenses decreased by $33,258, or 3.5%, to $920,411, for the three months ended March 31, 2013 compared to the same period of 2012. The decrease during the three months ended March 31, 2013 was due to the net effect of lower headcount costs and lower overhead offset by higher SEC related legal, accounting, accounting consulting, and filing fees.

Other income (expense), net. Other income for the March 2013 quarter was $582,962 resulting from the net effect of $1,951,845 of interest expense related to the estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, net of imputed interest and the amortization of debt discount and deferred financing fees offset by $2,534,802 of other income related to gains on mark-to-market derivative liabilities. Expense for the March 2012 quarter of ($81,189) was the result of interest expense on notes payable and mark to market derivative related losses from derivative liabilities.

Net loss. Net loss for the three months ended March 31, 2013 was ($566,004), or ($0.04), per basic and diluted share compared to a loss of ($1,576,534), or ($0.12), per basic and diluted share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

For the year ended December 31, 2012, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately $(76.4) million, a net loss of approximately ($21.5) million and we used cash in operations of approximately ($4.4) million which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(77.0) million as of March 31, 2013, and had a net loss of $(0.6) million and used cash in operations of $(1.6) million for the three months ended March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of sales and marketing, product and technology development and administrative activities. The Company believes that its cash on hand at March 31, 2013, together with the availability on its secured line of credit, the revenues from the sale of its products, and the continued implementation of its cost reduction strategy for material, production and service costs, is sufficient to sustain its planned operations into the second quarter of 2013; however, the Company cannot assure you of this and will require additional debt or equity financing in the future to maintain operations.

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

Our principal sources of liquidity are cash, receivables and our secured line of credit. As of March 31, 2013, cash and cash equivalents were $104,034, or 3.4% of total assets, compared to $1,293,136, or 34.4% of total assets, as of December 31, 2012.

Cash Flows

For the three months ended March 31, 2013 and 2012

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was ($1,614,252) and ($1,654,358), respectively. Net cash flows used were primarily due to a net loss of ($566,004) in addition to net non-cash reconciling items of $(315,120) and cash used by net working capital changes of ($733,128).

For the three months ended March 31, 2012, cash flows used in operating activities related primarily to the net loss of ($1,576,534) offset by net non-cash reconciling items of $327,217 and cash used by net working capital changes of ($405,041).

There was no cash used in or provided by investing activities for the three months ended March 31, 2013 and 2012.

Net cash provided by financing activities of $425,150 was primarily related to borrowings on the line of credit and the issuance of additional senior convertible debentures, net of financing costs, and warrant exercises for cash.

There was no cash used in or provided financing activities for the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

4. Due to our small size, our internal controls structure relies, in part, on the ability of senior management to review day-to-day operations and activities so as to identify potential sources of material misstatements, errors, and omissions and as an important component of preventative controls. During 2012 and continuing into the first three months of 2013, the Company experienced significant turnover at the senior management level including the Chief Executive and Chief Financial Officers. Management evaluated the impact of this turnover on our controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

5. We did not have adequate Information Technology Controls (ITCs) or Information Technology General Controls (ITGCs). ITCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. The Company does not have IT policies and procedures documented.

ITGCs include four basic information (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. A material weakness existed related to our information technology general controls, including ineffective controls relating to access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation.

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

We have initiated the following corrective actions, which management believes are reasonably likely to materially affect our financial reporting as they are designed to remediate the material weaknesses as described above:

•	We are in the process of further enhancing our internal finance and accounting organizational structure and we have retained consultants with the necessary technical expertise.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training. We expect to document our internal control structure in greater detail in 2013.

•	We have outsourced our IT function which will allow us to document and enhance our ITCs and ITGCs.

•	We have hired a new Chief Executive Officer in February 2013 and we retained the services of our former Chief Financial Officer as a consultant to assist us in the preparation of financial statements and to ensure a smooth operational and financial reporting transition.

We do not expect to have fully remediated these material weaknesses until management has implemented additional internal controls and procedures, tested those internal controls and found them to have been remediated. We expect to complete this process later in fiscal 2013.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 16, 2013.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 16, 2013, except for the following risk factors:

Risks Related to Our Company and Our Industry

We have a history of losses and we expect to continue to have additional net losses in the near future, which could cause the value of our securities to decline and may even cause our business to fail.

We have generated net losses since our inception (March 16, 2006). Our net loss for the three months ended March 31, 2013 was approximately $(566,000). Our net losses for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 were approximately $(21.5 million) $(5.5 million), $(8.3 million), $(6.7 million), and $(12.3 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

To date, we have financed our operations primarily through equity and debt financing. Because we anticipate additional net losses in the near future, we will require additional financings in 2013. Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions as well as the ability to obtain the consent from at least our 67% in interest of certain major investors that acquired our Class H and I warrants in connection with our May 2011 public offering. Our inability to raise additional working capital on a timely basis, on acceptable terms or at all would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to go out of business.

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of March 31, 2013, December 31, 2012, and 2011 was approximately $(77.0 million), $(76.4 million), and $(54.9 million), respectively. At March 31, 2013 and December 31, 2012, we had cash and cash equivalents (including restricted cash) of $104,034 and $1,303,136, respectively.

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

On April 2, 2012, the Company’s Founder, Chairman of the Board of Directors, and Chief Executive Officer resigned as Chief Executive Officer and assumed the role of Chief Technology Officer. Concurrently, the Company appointed Rod Keller, Jr. as Chief Executive Officer and Domonic J. Carney as Chief Financial Officer. On October 26, 2012, Mr. Carney resigned as Chief Financial Officer and no replacement has since been identified. On February 26, 2013, Mr. Keller resigned as Chief Executive Officer and was replaced by William Tsumpes as Chief Executive Officer and interim Chief Financial Officer. If Mr. Tsumpes is unable to properly perform his duties as Chief Executive Officer and interim Chief Financial Officer, the Company’s competitive advantages may be negatively impacted, additional costs may be incurred, and additional time spent recruiting replacement or additional executives may need to be hired. This may result in costly time delays for the implementation of sales growth strategies, delays in cost reduction measures or delays in future product launches. Any of these events could increase our operating losses and require additional capital which may be dilutive to investors. We do not maintain key man life insurance on any of our execuvit officers. If one or more of our executive officers is unable or unwilling to continue in their present positions, we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers which may impact our financial results.

Risks Relating to Ownership of Our Securities

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock and we are currently seeking regulatory approval to increase our authorized number of common shares to 250,000,000 shares. After the conversion of all of our Series A convertible preferred stock our board of directors will be entitled to issue up to 20,000,000 additional shares of preferred stock with rights, preferences and privileges that are senior to our common stock. The power of the board of directors to issue additional securities is generally not subject to stockholder approval.

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

Our common stock is listed on NYSE MKT (the “Exchange”). Such listing, however, is not guaranteed. On June 1, 2012 we received a letter from the Exchange’s Corporate Compliance department that the Company was under review for non-compliance with one of the Exchange’s continuing listing requirements, namely Section 1003 (a)(iv) of the NYSE Company Guide indicating that the Company has sustained losses which are substantial in relation to its overall operations or existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In order to maintain its listing the Company was required to submit a plan by July 2, 2012 addressing how it intends to regain compliance with Section 1003(a)(iv) by November 20, 2012. The Company’s plan was approved in August 2012 but on October 26, 2012, the Company received a notice that it had failed to make adequate progress on the plan from NYSE MKT and that delisting proceedings would begin unless the Company appealed the notice. On November 1, 2012, the Company appealed the delisting proceedings and began the delisting hearing process. In March 2013, the NYSE MKT conducted a hearing and allowed the company to remain listed on NYSE MKT until May 15, 2013 at which time the NYSE MKT staff will review the Company’s progress on the Company’s financial projections. The Company may not succeed in its delisting appeal and may be removed from the NYSE MKT listing. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters from the May 2011 public offering of our securities are not obligated to make a market in our securities, and even after making a market, can discontinue market making at any time without notice. We cannot provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation (3)

10.112	Loan and Security Agreement between T3 Motion Inc. and Alpha Capital Anstalt and Brio Capital Master Fund Ltd. dated March 21, 2013 (4)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.

(4)	Filed with the Company’s Current Report on Form 8-K filed on March 28, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013	T3 MOTION, INC.

	By:	/s/ William Tsumpes
William Tsumpes
Chief Executive Officer and interim Chief Financial Officer

