Form 10-Q
period 2013-06-30
T3 Motion, Inc.
filed 2013-08-14
CIK 1434589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 14, 2013, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 22,100,777.

T3 MOTION, INC.

INDEX TO FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,979	$1,293,136
Restricted cash	—	10,000
Accounts receivable, net	905,577	538,314
Inventories	1,241,374	1,159,441
Prepaid expenses and other current assets	484,480	679,235
Total current assets	2,941,410	3,680,126
Property and equipment, net	38,346	74,631
Total assets	$2,979,756	$3,754,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,062,941	$1,162,917
Accrued expenses	542,462	713,646
Derivative liabilities	1,861,137	16,735,869
Secured line of credit	550,000	—
Notes payable, related parties	1,130,000	1,000,000
Senior convertible debentures, net of discount	2,474,692	405,508
Total current liabilities	7,621,232	20,017,940

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,600,777 and 15,296,777 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	21,602	15,297
Common stock subscribed but unissued	20,000	647,625
Additional paid-in capital	61,049,302	59,484,297
Accumulated deficit	(65,736,749)	(76,414,771)
Accumulated other comprehensive income	4,369	4,369
Total stockholders’ deficit	(4,641,476)	(16,263,183)
Total liabilities and stockholders’ deficit	$2,979,756	$3,754,757

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$1,069,656	$1,456,245	$2,559,585	$2,861,319
Cost of net revenues	759,642	1,186,653	1,930,766	2,480,847
Gross profit	310,014	269,592	628,819	380,472

Operating Expenses:
Sales and marketing	163,067	560,546	470,958	980,166
Research and development	223,534	236,018	461,084	465,804
General and administrative	508,241	911,855	1,428,652	1,865,524
Total operating expenses	894,842	1,708,419	2,360,694	3,311,494

Loss from operations	(584,828)	(1,438,827)	(1,731,875)	(2,931,022)

Other income (expense):
Interest income	—	117	5	810
Other income, net	13,387,189	(34,611)	15,921,991	(45,152)
Interest expense	(1,558,335)	(48,880)	(3,510,180)	(120,221)
Total other income (expense), net	11,828,854	(83,374)	12,411,816	(164,563)

Income (loss) before provision for income tax	11,244,026	(1,522,201)	10,679,941	(3,095,585)
Provision for income tax	—	—	1,919	3,150
Net income (loss)	$11,244,026	$(1,522,201)	$10,678,022	$(3,098,735)

Weighted average number of common shares outstanding:
Basic and diluted	17,073,717	12,884,049	16,196,479	12,882,538

Net income (loss) per share:
Basic and diluted	$0.66	$(0.12)	$0.66	$(0.24)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX

MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Common Shares Subscribed but Unissued	Common Shares Subscribed but Unissued Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
BALANCE — December 31, 2012	—	$—	15,296,777	$15,297	1,962,500	$647,625	$59,484,297	$(76,414,771)	$4,369	$(16,263,183)
Exercise of warrants	—	—	26,500	27	—	—	2,623	—	—	2,650
Common stock issued for conversion of senior convertible debentures	—	—	4,065,000	4,065	—	—	402,435	—	—	406,500
Common stock issued in connection with senior convertible debentures	—	—	2,212,500	2,213	(2,212,500)	(705,125)	702,912	—	—	—
Common stock subscribed in connection with senior convertible debentures	—	—	—	—	500,000	77,500	—	—	—	77,500
Reclassification of derivative liabilities to additional paid-in capital upon conversion of senior convertible debentures	—	—	—	—	—	—	134,643	—	—	134,643
Share-based compensation expense	—	—	—	—	—	—	322,392	—	—	322,392
Net income	—	—	—	—	—	—	—	10,678,022	—	10,678,022
BALANCE — June 30, 2013	—	$—	21,600,777	$21,602	250,000	$20,000	$61,049,302	$(65,736,749)	$4,369	$(4,641,476)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,678,022	$(3,098,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36,285	105,792
Warranty expense	33,791	55,208
Bad debt expense	3,228	—
Share-based compensation expense	322,392	372,048
Change in fair value of derivative liabilities	(15,899,474)	45,332
Amortization of debt discounts and deferred financing fees	2,693,545	45,976
Estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, net of imputed interest	736,885	—
Change in operating assets and liabilities:
Restricted cash	10,000	—
Accounts receivable	(370,491)	6,140
Inventories	(81,933)	212,515
Prepaid expenses and other current assets	(8,106)	(116,640)
Accounts payable and accrued expenses	(304,951)	417,537
Net cash used in operating activities	(2,150,807)	(1,954,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on related party bridge loan	150,000	—
Repayments of related party bridge loan	(20,000)	—
Net borrowings on secured line of credit	535,000	—
Proceeds from senior convertible debentures	500,000	—
Proceeds from exercise of common stock warrants	2,650	—
Net cash provided by financing activities	1,167,650	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(983,157)	(1,954,827)
CASH AND CASH EQUIVALENTS — beginning of period	1,293,136	2,184,939
CASH AND CASH EQUIVALENTS — end of period	$309,979	$230,112

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) —Continued

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$84,268	$74,245
Income taxes	$1,919	$3,150

Supplemental disclosure of non cash activities:
Deferred financing fees deducted from proceeds of borrowings on secured line of credit	$15,000	$—
Common stock subscribed but unissued in connection with senior convertible debenture offering recorded as a debt discount	$20,000	$—
Common stock issued in connection with senior convertible debenture offering recorded as a debt discount	$57,500	$—

Debt discount related to estimated fair value of warrants and conversion features issued in connection with senior convertible debentures	$372,500	$—
Issuance of common stock upon conversion of senior convertible debentures	$406,500	$—
Reclassification of conversion feature derivative liabilities upon conversion of senior convertible debentures	$134,643	$—

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

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected in any other period or for the entire fiscal year.

The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes hereto other than as disclosed in the accompanying notes.

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Going Concern

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at June 30, 2013, the Company had an accumulated deficit of $(65,736,749) and used cash in operations of $(2,150,807) for the six months ended June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our cash on hand at June 30, 2013 of approximately $0.3 million, collections from the sale of our products, the implementation of our cost reduction strategy for material, production and service costs, and the proceeds from recent debt issuances, and line of credit are sufficient to sustain our planned operations into the third quarter of 2013; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

In 2012, the Company implemented several strategies designed to reduce the costs of conducting its business. In addition, the Company intends to pursue raising additional debt or equity financing to fund its operating plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering on acceptable terms, or otherwise obtain sufficient financing when and if needed, it may be required to reduce, defer or discontinue one or all of its product development programs. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of T3 Motion, Inc. and its wholly owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd. (U.K.). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. From time to time, balances in our cash accounts exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At June 30, 2013, the Company had no cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a previous credit card processing agreement with a financial institution, the Company was required to maintain a security deposit as collateral. The amount of the deposit as of June 30, 2013 and December 31, 2012 was $0 and $10,000, respectively.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. As of June 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $50,310 and $111,800, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of June 30, 2013, no customers accounted for more than 10% of total accounts receivable and as of December 31, 2012, two customers accounted for approximately 31% of total accounts receivable. No customer represented more than 10% of net revenues for the three and six months ended June 30, 2013 and 2012, respectively.

Accounts Payable

As of June 30, 2013 and December 31, 2012, no vendor accounted for more than 10% of total accounts payable. Four vendors accounted for approximately 53% and three vendors accounted for approximately 36% of inventory purchases for the three months ended June 30, 2013 and 2012, respectively. Two vendors accounted for approximately 26% and no single vendor accounted for more than 10% of inventory purchases for the six months ended June 30, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, senior convertible debentures, related party notes payable, a secured line of credit and derivative liabilities. The carrying value for all such instruments except the related party notes payable and derivative liabilities approximates fair value due to the short-term nature of the instruments. The Company cannot determine the fair value of our related party notes payable due to the related party nature and instruments similar to the notes payable could not be found. The Company’s derivative liabilities are recorded at fair value (see Note 8).

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

The Company issued debt instruments where the calculated discount exceeded the face amount of the respective debt instruments. The Company reduced the calculated discount to the face amount of the debt instruments issued and recorded interest expense for the difference of fair value over the face amount of the debt. The expense was recorded to interest expense for debt issued for cash and to loss on debt extinguishment for debt issued in exchange for previously held debt.

The Company amortizes the discounts using the straight-line method which approximates the effective interest method through maturity of such instruments.

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

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of June 30, 2013 and December 31, 2012, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 and have not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase approximately 101.8 million and 12.9 million shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were excluded from the computation of diluted net income (loss) per share.

The Company’s basic net income (loss) per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company had a net loss for the three and six months ended June 30, 2012, no potentially dilutive securities were included in the calculation of diluted net income (loss) per share as their impact would have been anti-dilutive. In addition, although the Company had net income in the three and six month period ended June 30, 2013, there are no common stock equivalents to be included as dilutive securities as any such common stock equivalents would be considered anti-dilutive due to the fact the Company would have to reduce net income by gains of $13,358,004 and $15,872,726 for the three and six months ended June 30, 2013, respectively related to the derivative liability associated with the senior convertible debentures and warrants which would result in a net loss rather than net income, resulting in the common stock equivalents being anti-dilutive.

The following presents the basic and diluted net income (loss) per share for the periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income (loss)	$11,244,026	$(1,522,201)	$10,678,022	$(3,098,735)
Weighted average number of common shares outstanding:
Basic and diluted	17,073,717	12,884,049	16,196,479	12,882,538
Net income (loss) per share:
Basic and diluted	$0.66	$(0.12)	$0.66	$(0.24)

Business Segments

The Company has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Product	Net revenues	Net revenues	Net revenues	Net revenues
	(unaudited)		(unaudited)
T3 Series domestic	$800,881	$1,169,682	$1,952,401	$2,132,451
T3 Series international	268,775	286,563	607,184	728,868
	$1,069,656	$1,456,245	$2,559,585	$2,861,319

NOTE 2 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Raw materials	$1,026,340	$869,099
Work-in-process	97,519	256,161
Finished goods	117,515	34,181
	$1,241,374	$1,159,441

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Prepaid inventory	$191,216	$184,117
Deferred financing costs	159,823	362,684
Prepaid expenses and other current assets	133,441	132,434
	$484,480	$679,235

NOTE 4— ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
	(unaudited)

Accrued compensation	$138,154	$217,838
Deferred revenues and customer deposits	249,132	274,519
Accrued warranty reserve	43,713	104,106
Other accrued expenses	111,463	117,183
	$542,462	$713,646

NOTE 5 — RELATED PARTY NOTES PAYABLE

Related party notes payable consists of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Note payable to Alfonso and Mercy Cordero, 10% interest, due December 31, 2013.	$1,000,000	$1,000,000

Working capital loan payable to William Tsumpes, Chief Executive Officer	130,000	—
	1,130,000	1,000,000

Less current portion	(1,130,000)	(1,000,000)
	$—	$—

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month until the maturity date of December 31, 2013. The Company recorded interest expense of $25,000 and $50,000 for each of the three and six month periods ended June 30, 2013 and 2012, respectively, and had accrued interest of $8,333 as of June 30, 2013 and December 31, 2012.

The Company may prepay the Note in full, but not in part, and is precluded from doing so under the terms of the Senior Convertible Debentures so long as any principal of the Senior Convertible Debentures is outstanding, without approval from the debenture holders. The Company would be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the Noteholder. Upon such event of default, the Noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. At June 30, 2013, the Company is in compliance with all terms of the Note.

Tsumpes working capital loan

During the three months ended June 30, 2013, the Company borrowed $150,000 on an unsecured non-interest bearing working capital loan from William Tsumpes, the Company’s Chief Executive Officer. The Company may prepay the loan in full but is precluded from doing so under the terms of the Senior Convertible Debentures so long as any principal of the Senior Convertible Debentures is outstanding, without approval from the debenture holders. During the six months ended June 30, 2013, the Company repaid $20,000 of the working capital loan. The loan has no default provisions and there is no stated term for the loan. The loan was used to provide additional working capital and is to be repaid in full upon the successful recapitalization of the Company.

NOTE 6 — SECURED LINE OF CREDIT

On March 21, 2013, the Company entered into a loan and security agreement (the “Revolver Loan”) with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd. (the “Lenders”). Pursuant to the terms and subject to the conditions set forth in the loan agreement, the Lenders provided a senior secured line of credit to the Company of up to $750,000 with a one year term. The Revolver Loan is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. The Revolver Loan has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance. Interest is payable monthly in arrears with a minimum interest of $1,500 per month. On March 24, 2013, the Company made an initial draw of $187,500 and received cash proceeds of $172,500; net of $15,000 of initial financing costs and fees. The Company made additional cash draws, net of repayments, of $362,500 during the three months ended June 30, 2013. This Revolver Loan is secured by all assets of the Company and is due on March 21, 2014. The Company may prepay the Revolver Loan at any time until the maturity date by paying all accrued interest and fees, principal, and a cash payment of 1% of the maximum amount, or $7,500 as a prepayment fee.

The Company recorded the initial financing costs and fees of $15,000 as deferred financing fees and will amortize the deferred financing fees to interest expense over the term of the Revolver Loan. For the three and six months ended June 30, 2013, the Company recorded amortization of $3,750 and $4,161 related to the deferred financing fees to interest expense, respectively, and recorded $33,945 and $34,268 in interest expense and fees for the three and six months ended June 30, 2013, respectively.

NOTE 7 — SENIOR CONVERTIBLE DEBENTURES

Senior convertible debentures consist of:

	June 30,	December 31,
	2013	2012
	(unaudited)

Senior Convertible Debentures, no stated interest, due November 27, 2013	$4,446,750	$4,353,250

Discount on Senior Convertible Debentures	(1,972,058)	(3,947,742)
Senior Convertible Debentures	$2,474,692	$405,508

On November 27, 2012, the Company entered into Securities Purchase Agreements with twelve Accredited Investors (the “Debenture Holders”), including William J. Tsumpes, who subsequently became the Company’s Director, Chief Executive Officer and interim Chief Financial Officer, which transaction is described in Form 10-K for the year ended December 31, 2012 filed on April 16, 2013. In November 2012, the Company sold 4,353,250 Debenture units (the “November 2012 Debentures”) consisting of one share of common stock, ten five year warrants with an exercise price of $0.10 per warrant and $1.00 of Senior Convertible Debt convertible at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share in exchange for gross cash proceeds of $2,875,000, the conversion of $1,240,750 of existing notes payable, and for $237,500 of financing fees in lieu of cash. The Company recorded a $4,353,250 debt discount on the November 27, 2012 issuance date. The Company recorded an additional debt discount of $500,000 for the March 2013 and June 2013 tranches described below and recorded amortization of $1,108,687 and $2,207,283 to interest expense in the accompanying statement of operations for the three and six months ended June 30, 2013 and will amortize the remaining $1,972,058 to interest expense during the fiscal year ending December 31, 2013.

Deferred Financing Fees

The Company incurred financing fees on the November 2012 Debentures of $399,939. No additional financing fees were incurred for the March 2013 or June 2013 tranches described below. For the three and six months ended June 30, 2013, the Company amortized $90,777 and $189,392 of the November 2012 Debenture financing fees to interest expense in the accompanying consolidated statements of operations and will amortize the remaining $148,984 to interest expense during the fiscal year ending December 31, 2013.

Waiver on Debt Covenants and Provisions

On March 4, 2013, the Company received a waiver from a majority of the existing Debenture Holders which allowed for the Company to sell up to $646,750 of additional Senior Convertible Debt in one or more tranches. On March 4, 2013, the Company issued $250,000 of additional Senior Convertible Debentures and on June 5, 2013 the Company issued $250,000 of additional Senior Convertible Debentures as described below. The Company may issue up to $146,750 of additional Senior Convertible Debt without additional approval.

On March 4, 2013, the Company received a waiver from a majority of the existing Debenture Holders which allowed for the Company to enter into the secured revolving line of credit. See Note 6.

On August 5, 2013, Hudson Bay Capital Master Fund (“Hudson Bay” or the “Investor”), sent the Company a notice of default stating that the Company violated the terms of their November 2012 Debentures totaling $123,500 at June 30, 2013 which provides that the Company may not amend the November 2012 Debenture without prior written consent of the Investor unless the November 2012 Debenture specifically states otherwise. The notice of default letter was in relation to the Company entering into the secured revolving line of credit. As described in Section 9(k) of the November 2012 Debentures, the November 2012 Debentures are secured by all assets of the Company and its subsidiaries and (z) the Company is not permitted under the terms of the November 2012 Debentures to require any holder of the November 2012 Debentures to subordinate his or her November 2012 Debentures without the express written consent of such holder of November 2012 Debentures.

The Company strongly disagrees with the basis for the notice, disputes that it is in default under the November 2012 Debenture, and contends that it operated within the terms of said agreements by first obtaining the written waiver and approval of the majority of more than 51% of the November 2012 Debenture holders to enter in to the secured revolving line of credit, which is what the November 2012 Debentures expressly require.

If the Company were to be in default of the Investor’s November 2012 Debenture, it would result in the Company being in default under the remaining November 2012 Debentures, the March 2013 Debentures, the June 2013 Debentures, the Revolver Loan, and the related party notes payable. As of the date of the default notice, such default would result in the $4,446,750 of Senior Convertible Debentures, inclusive of Hudson Bay’s November 2012 Debentures, $550,000 due on the Company’s Revolver Loan, and $1,130,000 of related party notes payable to become immediately due.

March 2013 and June 2013 Senior Convertible Debentures

On March 4, 2013, the Company entered into Securities Purchase Agreements (“March 2013 Debentures”) with two accredited investors (the “March 2013 Debenture Holders”). In connection with the March 2013 Debentures, the Company and the March 2013 Debenture Holders also entered into identical agreements as the November 2012 Debentures including a Secured Convertible Debenture Agreement (the “2013 Debentures”), a Warrant Agreement (“March 2013 Warrant”), and a Security Agreement. Under these agreements, the March 2013 Debenture Holders provided an additional senior secured convertible loan to the Company in the aggregate principal amount of $250,000 due November 27, 2013 and received 250,000 Debenture Units.

On June 5, 2013, the Company entered into Securities Purchase Agreements (“June 2013 Debentures”) with two accredited investors (the “June 2013 Debenture Holders”). In connection with the June 2013 Debentures, the Company and the June 2013 Debenture Holders also entered into identical agreements as the November 2012 Debentures including a Secured Convertible Debenture Agreement (the “2013 Debentures”), a Warrant Agreement (“June 2013 Warrant”), and a Security Agreement. Under these agreements, the June 2013 Debenture Holders provided an additional senior secured convertible loan to the Company in the aggregate principal amount of $250,000 due November 27, 2013 and received 250,000 Debenture Units.

Each Debenture Unit consists of: i) one share of unregistered Common Stock of the Company, ii) one Senior Convertible Debenture convertible into Common Stock of the Company at an initial conversion price of $0.10 per share, and iii) ten warrants with a 5 year life, expiring March 4, 2018 and June 5, 2018, each exercisable into one share of Common Stock of the Company at an initial exercise price of $0.10 per share. During the six months ended June 30, 2013, the Company received gross cash proceeds of $500,000 including $250,000 on March 4, 2013 and $250,000 on the June 5, 2013 closing dates. No additional costs or fees were incurred for the March 2013 or June 2013 Debentures. The initial conversion price of the 2013 Debentures and the exercise prices of the March 2013 and June 2013 Warrants are subject to “full-ratchet” antidilution provisions which would require a reset of the exercise price and conversion price if the Company issues additional equity securities below the then effective exercise or conversion price for the March 2013 Warrants, June 2013 Warrants or 2013 Debentures. The Company is accounting for the anti-dilution features included in the 2013 Debentures, the June 2013 Warrants and the March 2013 Warrants as derivative liabilities (see Note 8).

The March 2013 and June 2013 Debenture Holders also received the right, but not the obligation, to participate in a future financing of the Company at identical terms in equal amounts to their participation in the March 2013 and June 2013 Debentures participation levels. Pursuant to the terms of the Security Agreements, the 2013 Debentures are secured by all assets of the Company.

Common Stock Issued and Issuable

At the date of the closing of the November 2012 Debenture offering and the March 2013 Debenture offering, the Company was limited by the regulations of the Securities and Exchange Commission to the issuance of no more than 19.99% of the then issued and outstanding common shares without shareholder approval. In November 2012, the Company received irrevocable voting proxies from shareholders representing 58% of the issued and outstanding shares, and a Definitive Information Statement noticing all shareholders of the actions taken was filed with the Securities and Exchange Commission on May 15, 2013. On June 6, 2013, the Company issued all common stock remaining issuable as of December 31, 2012 and the common stock issuable on March 31, 2013 for the March 2013 Debentures. The Company had not issued the common stock issuable for the June 5, 2013 Debentures as of June 30, 2013. As of June 30, 2013, the Company has recorded Common Stock Subscribed but Unissued of $20,000 for 250,000 shares issuable for the June 5, 2013 Debentures. The common stock issued on June 6, 2013 for the March 2013 Debentures and the common stock issuable is restricted for trading under Rule 144 until September 4, 2013 and December 5, 2013 for each 250,000 share issuance for the March 4, 2013 and June 5, 2013 Debentures, respectively. The Company recorded the fair value of the 250,000 shares of the Company’s common stock issued or issuable on the March 4, 2013 and June 5, 2013 closing dates as a discount of $57,500 and $20,000, respectively, to the Senior Convertible Debentures issued or issuable on each respective date.

Embedded Conversion Feature

The March 2013 and June 2013 Debentures were issued with an embedded conversion feature whereby the Debenture Holders can exchange their Debentures at any time until the November 27, 2013 due date for shares of the Company’s common stock at an exchange price initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the conversion feature of the March 2013 Debentures as a one year call option to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $372,722 as described in Note 8 below. The initial value was recorded as a debt discount to the March 2013 Debentures limited to the face value of the March 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below). The Company valued the conversion feature of the June 2013 Debentures as a one year call option to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $59,498 as described in Note 8 below. The initial value was recorded as a debt discount to the June 2013 Debentures limited to the face value of the June 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

Warrants issued

The March 2013 and June 2013 Debentures were issued with warrants to purchase shares of common stock whereby the Debenture Holders can exercise their warrants at any time until March 4, 2018 and June 5, 2018 for the March 2013 and June 2013 Warrants, respectively, at exercise prices initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the March 2013 Warrants to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $543,851 as described in Note 8. The initial fair value was recorded as a debt discount to the March 2013 Debentures limited to the face value of the March 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below). The Company valued the June 2013 Warrants to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $183,314 as described in Note 8. The initial fair value was recorded as a debt discount to the June 2013 Debentures limited to the face value of the June 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

Imputed Interest

The March 2013 and June 2013 Debentures were issued without a cash interest component. Based on a review of existing debt securities, the Company believed an appropriate discount should be recorded and imputed a 10% interest value, or $50,000 for the total $500,000 of 2013 Debentures, which was recorded to debt discount on the transaction date and offset to interest expense in the accompanying condensed consolidated statements of operations.

Limitation on Debt Discount

The combined fair value of the Common Stock Issuable of $57,500, the fair value of the embedded conversion feature of $372,722, the fair value of the March 2013 Warrants of $543,851, and the imputed interest discount of $25,000 exceeded the $250,000 face value of the March 2013 Debentures by $749,073. The Company recorded a debt discount of $250,000 on the transaction date and expensed the excess fair value to interest expense. The allocation of the imputed interest on the March 2013 Debentures of $25,000 was netted with the $749,073 excess fair value in interest expense. The discount of $250,000 is being amortized to interest expense over the term of the March 2013 Debentures.

The combined fair value of the Common Stock Issuable of $20,000, the fair value of the embedded conversion feature of $59,498, the fair value of the June 2013 Warrants of $183,314, and the imputed interest discount of $25,000 exceeded the $250,000 face value of the June 2013 Debentures by $37,812. The Company recorded a debt discount of $250,000 on the transaction date and expensed the excess fair value to interest expense. The allocation of the imputed interest on the June 2013 Debentures of $25,000 was netted with the $37,812 excess fair value in interest expense. The discount of $250,000 is being amortized to interest expense over the term of the June 2013 Debentures.

Convertible Debt Conversions

During the three months ended June 30, 2013, investors converted $406,500 of senior convertible debentures, originally issued on November 27, 2012 into 4,065,000 shares of the Company’s common stock at a conversion price per share of $0.10. The Company recorded interest expense on the conversion of $292,709 representing an accelerated recognition of a pro rata portion of the unamortized debt discount and deferred financing fees associated with the debentures. The Company recorded common stock and additional paid-in capital of $541,143 on the conversions consisting of the value of the debt converted of $406,500 and $134,643 for the reclassification of the fair value of the embedded conversion feature derivative liabilities to additional paid-in capital on the date of conversion.

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

June 30, 2013
(unaudited)
Annual dividend yield	—
Expected life (years)	0.41-5.00
Risk-free interest rate	0.09-1.39%
Expected volatility	126%-158%

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

On March 4, 2013, the Company issued warrants to purchase 2,500,000 shares of the Company’s common stock and debentures convertible into 2,500,000 shares of the Company’s common stock to additional investors as described in Note 7. Both the warrants issued and the embedded conversion feature in the debentures had certain anti-dilution protection provisions. The Company valued the warrants on the date of issuance using a market value of $0.23 per share, an exercise price of $0.10 per warrant and a 5 year term for a fair value of $543,851 and valued the embedded conversion feature as a 268 day option to purchase 2,500,000 shares at an exercise price of $0.10 per share with a market value of $0.23 per share for a fair value of $372,722. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounts for these instruments as derivative liabilities. The additional warrants and embedded conversion features were on terms identical to the Senior Convertible Debentures.

On June 5, 2013, the Company issued warrants to purchase 2,500,000 shares of the Company’s common stock and debentures convertible into 2,500,000 shares of the Company’s common stock to additional investors as described in Note 7. Both the warrants issued and the embedded conversion feature in the debentures had certain anti-dilution protection provisions. The Company valued the warrants on the date of issuance using a market value of $0.08 per share, an exercise price of $0.10 per warrant and a 5 year term for a fair value of $183,314 and valued the embedded conversion feature as a 175 day option to purchase 2,500,000 shares at an exercise price of $0.10 per share with a market value of $0.08 per share for a fair value of $59,498. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounts for these instruments as derivative liabilities. The additional warrants and embedded conversion features were on terms identical to the Senior Convertible Debentures.

The dilutive issuances for the March 2013 and June 2013 Debenture offerings resulted in an exercise price reduction of the Ki Nam Warrants to $0.63 per share and for the Immersive Warrants to $0.43 per share. These two warrant series are marked to market at each reporting period and any gain or loss associated with the repricing is recorded as a change in fair value of the derivative liabilities.

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	# of Shares Convertible/ Exercisable at June 30, 2013	Level 3 Carrying Value June 30, 2013	Level 3 Carrying Value December 31, 2012
		(unaudited)
Ki Nam warrants, exercise price of $0.63/share; expire in 2014	27,478	$4	$518
Immersive warrants, exercise price of $0.43/share; expire in 2015	198,764	2,345	28,579
2012 Debentures convertible at $0.10 per share, expire November 2013	39,467,500	173,545	6,801,728
2012 November warrants, exercise price of $0.10 per share, expire in November, 2017	43,532,500	1,488,223	9,905,044
March 2013 Debentures convertible at $0.10 per share, expire November 2013	2,500,000	10,993	—
2013 March warrants, exercise price of $0.10 per share, expire in March 2018	2,500,000	86,900	—
June 2013 Debentures convertible at $0.10 per share, expire November 2013	2,500,000	10,993	—
2013 June warrants, exercise price of $0.10 per share, expire in June 2018	2,500,000	88,134	—

Total	93,226,242	$1,861,137	$16,735,869

Change in fair value		$(15,899,474)

During the three and six months ended June 30, 2013, the Company recorded other income of $13,380,311 and $15,899,474 and during the three and six months ended June 30, 2012, the Company recorded other expense of ($34,613) and ($45,332) related to the change in fair value of the warrants and embedded conversion features and is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2013 and 2012:

	2013	2012

Balance at January 1,	$16,735,869	$45,450

Issuance of warrants and embedded conversion features	1,159,385	—
Reclassification to additional paid-in capital upon debt conversion	(134,643)	—
Change in fair value	(15,899,474)	45,332
Balance at June 30,	$1,861,137	$90,782

NOTE 9 — EQUITY

Common Stock Issuable – Debt Incentive

As an inducement to enter into the March 2013 and June 2013 Debentures, the investors were offered one share of the Company’s common stock for every dollar invested. The June 2013 financing of $250,000 of additional Senior Convertible Debentures requires the issuance of an additional 250,000 shares of the Company’s common stock under the terms of the transaction.

As of June 30, 2013, the Company has recorded Common Stock Subscribed but Unissued of $20,000 for 250,000 shares of the Company’s common stock valued at $0.08 per share, the closing market price on June 5, 2013. These shares were issued in July 2013. The 250,000 shares of the Company’s Common Stock is restricted for trading under Rule 144 until December 5, 2013 .

Common Stock Issued – Debt Incentive

As of March 31, 2013, the Company had 2,212,500 shares of the Company’s common stock issuable after the completion of the regulatory filings comprised of 1,962,500 shares issuable as of November 27, 2012 valued at $647,625 and 250,000 shares issuable for the March 2013 Debentures valued at $57,500, or $0.23 per share, the closing market price on March 4, 2013. The Company recorded the value of the Company’s common stock issuable for the March 2013 Debentures as a component of debt discount as described in Note 7. The 2,212,500 shares of the Company’s Common Stock were issued on June 6, 2013 and is restricted for trading under Rule 144 until May 27, 2013 and September 4, 2013 for the 1,962,500 shares and 250,000 shares, respectively.

Common Stock Issued –Warrant exercise

During the period ended June 30, 2013, Series I warrants to purchase 26,500 shares of the Company’s Common Stock were exercised for cash proceeds of $2,650. The Series I warrants were issued in conjunction with the Company’s May 2011 public offering and were repriced in November 2012 to an exercise price of $0.10 per warrant.

Common Stock Issued –Debt Conversions

During the period ended June 30, 2013, investors converted $406,500 of senior convertible debentures, originally issued on November 27, 2012 into 4,065,000 shares of the Company’s common stock at a conversion price per share of $0.10. The Company recorded interest expense on the conversion of $292,709 representing an accelerated recognition of a pro rata portion of the unamortized debt discount and deferred financing fees associated with the debentures. The Company recorded common stock and additional paid-in capital of $541,143 on the conversions consisting of the value of the debt converted of $406,500 and $134,643 for the reclassification of the fair value of the embedded conversion feature derivative liabilities to additional paid-in capital on the date of conversion.

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

The following table sets forth the share-based compensation expense for stock options (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share based compensation expense — cost of net revenues	$12,449	$8,041	$15,019	$16,309
Share based compensation expense — sales and marketing	(9,557)	32,174	25,776	70,176
Share based compensation expense — research and development	53,705	25,687	68,899	53,339
Share based compensation expense — general and administrative	50,074	101,079	212,698	232,224
Total share based compensation expense	$106,671	$166,981	$322,392	$372,048

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the six months ended June 30, 2013 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2013	10,119,518	$0.72

Options granted	125,000	0.16

Options exercised	—	—

Options forfeited	(7,872,024)	0.44

Options cancelled	—	—

Total options outstanding — June 30, 2013	2,372,494	$1.61	7.47	$—

Options exercisable — June 30, 2013	1,865,440	$1.71	7.26	$—

Options vested and expected to vest — June 30, 2013	2,358,316	$1.62	7.46	$—

Options available for grant under the 2010 Plan at June 30, 2013	16,015,906

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013 (unaudited):

		Options Outstanding		Options Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life	Price	Shares	Price
$0.16-$0.25	370,000	5.60	$0.22	195,000	$0.19
$0.26-$0.50	954,008	8.78	$0.34	954,008	$0.34
$0.51-$1.00	505,000	7.73	$0.67	255,006	$0.62
$1.01-$5.00	344,686	7.19	$5.00	262,626	$5.00
$5.01-7.70	198,800	4.45	$6.86	198,800	$6.86
	2,372,494	7.47	$1.61	1,865,440	$1.71

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

The assumptions used to calculate the fair value of options and warrants granted are evaluated and revised, as necessary, to reflect market conditions and experience. On April 26, 2013, the Company issued options to purchase 25,000 shares of common stock of the Company at an exercise price of $0.16 per share to each of the five members of the Company’s board of directors for a total grant of options to purchase 125,000 shares of the Company’s common stock. The Company valued each option to purchase one share of the Company’s common stock at $0.1474 using the Black-Scholes-Merton option pricing model with a volatility of 157%, an expected term of 2.5 years, a risk free rate of 0.68%, and a market value on the grant date of $0.16 per share. The options vested at the grant date.

At June 30, 2013, the amount of unearned share-based compensation currently estimated to be expensed related to unvested common stock options is approximately $0.5 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. During the six months ended June 30, 2013, the Company issued 5,000,000 warrants to the March 2013 and June 2013 Debenture Holders. The Company valued the warrants issued at $543,851 and $183,314, respectively, on the date of issuance. See Notes 7 and 8. During the six months ended June 30, 2013, the Company issued 26,500 shares of the Company’s common stock for the exercise of Series I warrants for cash proceeds of $2,650.

The following table provides a reconciliation of the warrants issued and exercised for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price

Warrants outstanding — January 1, 2013	54,680,086	$0.46

Warrants issued	5,000,000	0.10

Warrants exercised	(26,500)	0.10

Warrants expired	(4,954,557)	3.03

Total warrants outstanding — June 30, 2013	54,699,029	$0.19

The warrants outstanding at June 30, 2013 had a weighted average remaining term of 4.25 years and had an aggregate intrinsic value of $0.

A list of the warrants outstanding as of June 30, 2013 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price		Expiration Date
Class E Warrants	2/23/09	27,478	$0.63	(3), (6) ,(7)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4), (5)	2014-2015
Class G Warrants — $7.00	Various	5,000	$7.00	(4), (5)	8/25/2015
Immersive Warrant 1	3/31/10	94,764	$0.43	(6), (7)	3/31/2015
Immersive Warrant 2	4/30/10	104,000	$0.43	(6), (7)	4/30/2015
Class I Warrants	5/19/11	4,916,057	$0.10	(1), (2)	5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38		5/13/2016
Class J Warrants	6/28/11	50,000	$3.50		4/25/2016
November 2012 Warrants	11/27/12	43,532,500	$0.10	(6)	11/27/2017
March 2013 Warrants	3/4/13	2,500,000	$0.10	(6)	3/4/2018
June 2013 Warrants	6/5/13	2,500,000	$0.10	(6)	6/5/2018
Total		54,699,029

(1)	Of these warrants, 4,275,128 represent warrants eligible for a vote to approve any future financing round where the contemplated issuance price is below the exercise price of the Class I warrants. A 2/3rds vote of the combined eligible outstanding Class I Warrants is required to approve such a transaction.
(2)	Of these warrants, 1,138,885 were issued to Vision Capital and 632,243 were issued to Ki Nam, former Chairman of the Board of Directors. Each has beneficial ownership in excess of 10% of the common stock of the Company.
(3)	Warrants were issued to Ki Nam, former Chairman of the Board of Directors and significant owner of the Company.
(4)	Of these warrants, 195,373 were issued to Ki Nam.
(5)	Warrants’ expiration dates range from December 29, 2014 to August 25, 2015.
(6)	Warrants are accounted for as derivative liabilities, see Note 8.
(7)	Warrants were repriced on March 4, 2013 and June 5, 2013.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

On April 17, 2013, the Company signed an amendment to the lease of its primary office space in Costa Mesa, CA, formerly leased on a month-to-month basis. The amendment includes a revised lease term of one year, effective to February 28, 2013 with a revised expiration date of February 28, 2014 and a reduction of minimum base rent to $12,500 per month. The amendment requires payment of formerly past due rents of $46,000 at a rate of bi-weekly payments of $5,750 beginning May 1, 2013 until paid in full.

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

The following table presents the changes in the product warranty accrual for the six months ended June 30 (unaudited):

	2013	2012
Beginning balance, January 1,	$104,106	$123,692
Charged to cost of revenues	33,791	55,208
Usage	(94,184)	(39,434)
Ending balance, June 30,	$43,713	$139,466

Litigation

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with the November 2012, March 2013, and June 2013 Securities Purchase Agreements, we have indemnified the Debenture Holders from any and all losses relating to the breach of any of the representations, warranties, covenants or agreements made by the Company or any action instituted against the Debenture Holders as defined in the November 2012, March 2013, and June 2013 Securities Purchase Agreements. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

NOTE 11 — RELATED PARTY TRANSACTIONS

The following reflects the activity of the related party transactions for the respective periods.

Controlling Ownership

Mr. Nam, currently Chief Executive Officer of R3 Motion, Inc., a wholly-owned subsidiary of the Company, current director of the Company and former Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 15.9% of the outstanding shares of the Company’s common stock.

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

NOTE 12 — SUBSEQUENT EVENTS

On July 5, 2013, an investor converted $50,000 of the Company’s senior convertible debentures into 500,000 shares of the Company’s common stock at a conversion price of $0.10 per share.

On August 13, 2013, the Company obtained signed extensions from holders of $4,273,250 of the $4,396,750 of senior convertible debentures outstanding at August 13, 2013 which were issued on November 27, 2012, March 4, 2013, and June 5, 2013. The extensions provide for an extension of the due date from November 27, 2013 until November 26, 2014. All other terms of the senior convertible debentures remain unchanged and the conversion price remains at $0.10 per share. One holder of $123,500 in principal has declared the debentures in default and provided notice of such default to the Company as discussed in Note 7; the Company disputes that a default exists, based upon its contention that it has received the required consent of the requisite number of holders of senior convertible debentures to ensure that no default thereunder has occurred.

On August 13, 2013, the Company obtained a signed extension from the trustees of the Cordero Charitable Remainder Trust. The signed extension extends the term of the $1,000,000 Cordero Charitable Remainder Trust note from December 31, 2013 to December 31, 2014. All other terms of the Cordero Charitable Remainder Trust note, including payment of interest, remain unchanged.

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

Overview

T3 Motion, Inc. was incorporated on March 16, 2006 under the laws of the state of Delaware. T3 Motion and its wholly-owned subsidiaries, R3 Motion, Inc. and T3 Motion, Ltd. (U.K.) (collectively, the “Company,”“we,”“us,” or “our”) develop and manufacture personal mobility vehicles powered by electric motors. The Company’s initial product, the T3 Series, is an electric, three-wheel stand-up vehicle (“ESV”) that is directly targeted to the law enforcement and private security markets. Substantially all of the Company’s revenues to date have been derived from sales of the T3 Series ESVs and related accessories.

Going Concern

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its cash on hand at June 30, 2013, together with the borrowing availability on its secured line of credit, collections from the sale of its products, and the continued implementation of its cost reduction strategies for material, production and service are sufficient to sustain its planned operations into the third quarter of 2013, and the Company will require additional debt or equity financing in the future to maintain operations.

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

A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Note 1 to the condensed consolidated financial statements included herein.

Business activity for the six months ended June 30, 2013

Recent Financings

On March 4, 2013, the Company obtained waivers from a majority of the 2012 Debenture Holders allowing up to an additional $646,750 in additional debentures to be issued to additional investors on the same terms as the November 27, 2012 debentures including warrants, conversion features, investment rights, and common stock issuable. On March 4, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issued on June 6, 2013 and 2,500,000 common stock purchase warrants at an exercise price of $0.10 per share. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share.

On June 5, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issuable but unissued as of June 30, 2013 and 2,500,000 common stock purchase warrants at an exercise price of $0.10 per share. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share.

Both the warrants and conversion features are subject to “full ratchet” antidilution protection and are accounted for as derivative liabilities. See Notes 7 and 8 to the condensed consolidated financial statements included elsewhere herein.

On August 13, 2013, the Company obtained signed extensions from holders of $4,273,250 of the $4,396,750 of senior convertible debentures outstanding at August 13, 2013 which were issued on November 27, 2012, March 4, 2013, and June 5, 2013. The extensions provide for an extension of the due date from November 27, 2013 until November 26, 2014. All other terms of the senior convertible debentures remain unchanged and the conversion price remains at $0.10 per share. One holder of $123,500 in principal has declared the debentures in default and provided notice of such default to the Company as discussed in Note 7 to the accompanying condensed consolidated financial statements; the Company disputes that a default exists, based upon its contention that it has received the required consent of the requisite number of holders of senior convertible debentures to ensure that no default thereunder has occurred.

On August 13, 2013, the Company obtained a signed extension from the trustees of the Cordero Charitable Remainder Trust. The signed extension extends the term of the $1,000,000 Cordero Charitable Remainder Trust note from December 31, 2013 to December 31, 2014. All other terms of the Cordero Charitable Remainder Trust note, including payment of interest, remain unchanged.

On March 21, 2013, the Company entered into a loan and security agreement with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd., both of which were investors in the 2012 Debenture offering. Pursuant to the terms and subject to the conditions set forth in the loan agreement, the lenders provided a senior secured line of credit to the Company of up to $750,000 (the “Loan Facility”) with a one year term. The Loan Facility is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. Pursuant to the terms of the loan agreement, the Loan Facility is secured by all assets of the Company. The Loan Facility has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance, payable monthly in arrears. On March 24, 2013, the Company made an initial draw of $187,500 and received cash of $172,500; net of $15,000 of initial financing costs and fees. During the three months ending June 30, 2013, the Company made additional net draws totaling $362,500. See also Note 6 in the accompanying condensed consolidated financial statements.

On June 1, 2013, the Company entered into a Purchase Agreement with Alpha Capital Anstalt (the “Investor”) dated May 23, 2013. The Investor had previously purchased $1,000,000 of the Company’s senior convertible debentures on November 27, 2013 and purchased $175,000 of the Company’s senior convertible debentures on March 4, 2013 and $175,000 of the Company’s senior convertible debentures on June 5, 2013. Under the Purchase Agreement, at the sole discretion of the Company, the Company may sell, and the Investor shall be obligated to purchase up to $10,000,000 of the Company’s common stock in the future. Prior to being permitted to make any sales of common stock under the Purchase Agreement, the Company must file a registration statement with the Securities and Exchange Commission and apply for listing of the additional shares with NYSE MKT, LLC.

After any registration statement relating to the Purchase Agreement common shares is declared effective, the Company may, at its sole option, with notice to the Investor, sell up to 100,000 shares of its common stock per day with a $250,000 daily maximum value at the lower of either i) the lowest sales price on the purchase date or ii) the arithmetic average of the three lowest closing prices on the twelve business days preceding the sale and subject to a minimum sales price of $0.05 per share. Alternatively, with no notice, the Company may sell up to 200,000 shares of its common stock at the lower of 85% of a) 93% of the daily volume weighted average price or b) the daily closing price. To date, the Company has not filed a registration statement for the transaction and has not issued any shares to the Investor for this transaction. Further, the Company is currently not listed on NYSE MKT, LLC.

On August 13, 2013, the Company obtained signed extensions from holders of $4,273,250 of the $4,396,750 of senior convertible debentures outstanding at August 13, 2013 which were issued on November 27, 2012, March 4, 2013, and June 5, 2013. The extensions provide for an extension of the due date from November 27, 2013 until November 26, 2014. All other terms of the senior convertible debentures remain unchanged and the conversion price remains at $0.10 per share. One holder of $123,500 in principal has declared the debentures in default and provided notice of such default to the Company as discussed in Note 7; the Company disputes that a default exists, based upon its contention that it has received the required consent of the requisite number of holders of senior convertible debentures to ensure that no default thereunder has occurred.

On August 13, 2013, the Company obtained a signed extension from the trustees of the Cordero Charitable Remainder Trust. The signed extension extends the term of the $1,000,000 Cordero Charitable Remainder Trust note from December 31, 2013 to December 31, 2014. All other terms of the Cordero Charitable Remainder Trust note, including payment of interest, remain unchanged.

The Company intends to use the proceeds from the additional senior convertible debentures and any draws on the revolving debt line of credit or future draws on the equity line of credit for general working capital purposes.

Business Operations

The three and six months ending 2013 quarter results were an improvement over the second half of 2012 and the Company made positive progress towards its profitability goals. The capital raised in November 2012 from the Debenture offering provided necessary working capital for additional parts and inventory needed towards sales expansion.

The Company recorded net income of $11,244,026 or $0.66 per basic and diluted share and $10,678,022 or $0.66 per basic and diluted share for the three and six months ended June 30, 2013 respectively. However, despite a contribution from modest positive improvement in the Company’s operating loss as explained below, the net income for the June 2013 quarter and the first half of 2013 was due largely to the reduction in the fair value of the Company’s derivative liabilities related to the senior convertible debentures and related warrants which are required to be marked to market each quarter (see Note 8 in the accompanying condensed consolidated financial statements).

The Company continued to make improvements towards operating profitability during the June 2013 quarter through improved profit margins and reduced operating expenses. The operating loss for the quarter ended June 30, 2013 was $584,828, a decrease of $853,999 or 59.4% from $1,438,827 from the quarter ended June 30, 2012. The operating loss for the six months ended June 30, 2013 was $1,731,875, a decrease of $1,199,147 or 40.9% from the six months ended June 30, 2013. The movement towards profitability is the result of improvements in sales channels, product mixes, and sales and marketing strategy accompanied by aggressive cost containment and control in operating expenses and costs of sales.

Revenues for the quarter ended June 30, 2013 decreased to $1,069,656 on 99 units shipped compared to $1,456,245 for the quarter ended June 30, 2012 on 114 units shipped. Revenues for the six months ended June 30, 2013 decreased to $2,559,585 million on 233 units shipped compared to $2,861,319 million on 232 units shipped during the six months ended June 30, 2012 and which is reflective of our increased sales to lower price per unit distribution channel. However, the Company showed significant improvement in the first six months of 2013 over the second half of 2012 which saw revenues of only $1,658,438 on 122 units shipped. The improvement over the second half of 2012 is due to the availability of inventory in 2013 as well as an improved international sales and marketing presence and approach. During the three months ended June 30, 2013, the Company also launched and began shipments of the new T3 Vision series product.

The Company’s new management made significant operational changes to reduce cost of sales per unit sold, improve margins on accessories, and improve efficiency on service costs of revenues and thereby improve gross margin beginning in March 2013. These efforts began to be reflected in the financial results in the June 2013 quarter.

Gross margins for the three and six months ended June 30, 2013 improved significantly from both the June 2012 periods and the second half of 2012 due to aggressive overhead cost reductions, process improvements, and material cost reductions and also benefited from improvements on accessories sales and service revenues. Gross margins for the quarter ended June 30, 2013 were $310,014 or 29.0% of revenues compared to $269,592 or 18.5% of revenues for the June 2012 quarter. Gross margins for the six months ended June 30, 2013 were $628,819 or 24.6% of revenues compared to $380,472 or 13.3% of revenues for the six months ended June 30, 2012 and $96,735 or 5.8% of revenues for the second half of 2012.

During the June 2013 quarter, the Company continued its efforts begun in March 2013 and implemented cost-savings measures with a goal to reduce expenses paid or payable in cash by 30% from the December 2012 quarter levels. These cuts were begun shortly after the hiring of William Tsumpes as Chief Executive Officer in late February 2013 as described below. Operating expenses for the quarter ended June 30, 2013 decreased to $894,842 including non-cash charges of $94,222 related to stock compensation expenses. For the quarter ended June 30, 2012, operating expenses were $1,708,419 including non-cash stock compensation charges of $158,940 and for the quarter ended December 31, 2012 operating expenses were $1,940,956 including non-cash stock compensation charges of $301,442. The quarterly operating expense runrate for the June 2013 quarter represents a 53.9% decrease from the December 2012 quarter expenses of $1,940,956 and represents a 51.2% decrease if non-cash stock compensation expenses are excluded for each respective period.

We refer to our sales pipeline in terms of backlog and revenues. Backlog consists of contracts with customers that represent agreements to purchase T3 units over specified periods of time. Based on a review of revenues and sales orders in 2012, and for revenues for 2013 year-to-date, new management has revised its policy for determining backlog for the year ended December 31, 2012 and for future reporting periods.

For 2013, we define “backlog” as orders from customers that are evidenced by a signed purchase order or equivalent purchase document, with agreed upon prices, shipment within 90 days, and for which payment is reasonably assured. Our backlog at June 30, 2013 was approximately $0.5 million representing 55 T3 units that are expected to ship within 90 days and for which payment is reasonably assured.

Our sales and marketing team focused on the initial marketing push for the T3 Vision product and to revisions of the go-to-market strategy begun in 2012 which resulted in a new distribution channel. In addition, our renewed international focus resulted in our first substantial international sales to new distributors. In March and April 2013, we restructured our sales and marketing team to better align the sales compensation with Company goals and we added a much needed marketing team which we expect will result in improved market penetration and reach.

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

On July 10, 2013, Mr. Bruce Nelson notified the Company that he was resigning, effective immediately, from the Company’s board of directors and from his position as Chairman of the Company’s audit committee. Mr. Nelson stated that his resignation was not the result of any disagreement with the Company on any matter relating to its operation and that his departure was necessary in order to permit him the ability to pursue other business interests.

Mr. Nelson served as the Company’s “audit committee financial expert” as defined by the SEC’s rules, and as an independent director as defined by the SEC’s rules and by the NYSE MKT rules. The Company will need to find another director to serve in these capacities in order to comply with SEC rules and the NYSE MKT rules, but cannot provide any guaranties that it will be able to do so. Any inability to do so may adversely impact the Company’s efforts to remain listed on the NYSE MKT.

On April 3, 2013, Monique Apter, the Company’s Vice President of Sales, notified the Company’s Chief Executive Officer and board of directors that she was terminating her employment relationship with the Company to pursue other interests.

NYSE MKT Notifications

On June 1, 2012, the Company was notified by NYSE MKT, LLC (“NYSE MKT”, or the “Exchange”) that its review of the Company’s publicly-available information indicated that the Company was not in compliance with Section 1003(a)(i) of the NYSE MKT Company Guide (the “Company Guide”) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether it will be able to continue operations and/or meet its obligations as they mature. The Company therefore became subject to the procedures and requirements of Section 1009 of the Company Guide.

In order to maintain its NYSE MKT listing, the Company submitted a plan to NYSE MKT on July 2, 2012 addressing how it intended to regain compliance with Section 1003(a)(iv) of the Company Guide by November 20, 2012 (the “Plan”). On August 10, 2012, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until November 20, 2012 to regain compliance with the continued listing standards.

On October 26, 2012, the Company received notice from the NYSE MKT indicating that the Company failed to make progress consistent with the plan and was not in compliance with certain of the NYSE MKT continued listing standards. Specifically, the letter from the Exchange stated that the Company was not in compliance with Section 1003(a)(iv) in that it has sustained losses which are so substantial in relation to its overall operations or its existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The Company was further notified that, unless an appeal was filed by November 2, 2012 that the NYSE MKT would initiate delisting proceedings. The Company informed the Exchange of its intention to pursue the right of appeal and request a hearing pursuant to Sections 1203 and 1009(d) of the Company Guide.

On March 4, 2013, the NYSE MKT conducted a hearing regarding the Company’s delisting procedures. On March 15, 2013, NYSE MKT notified the Company that it had elected to defer action until at least May 15, 2013. On March 25, 2013, the Company was notified by the NYSE MKT indicating that the Company was not in compliance with certain of the Exchange’s continued listing standards as set forth in Section 801(h) of the NYSE MKT Company Guide. Specifically, the appointment of one of the Company’s previously independent directors, Mr. William Tsumpes, as Chief Executive Officer and Interim Chief Financial Officer of T3 Motion, resulted in greater than 50% of the directors on the Company’s board lacking independence (only three of seven directors were independent). The notice stated that the Company had until the earlier of the next annual meeting or one year to resolve the issue. In order to fully resolve the Section 801(h) issue, the Company accepted the resignations of two directors, Mr. Rod Keller and Mr. Rob Thomson, effective March 27, 2013 to ensure the Company’s compliance with Section 801(h) of the Company Guide. The resignations of Messrs. Keller and Thomson reduced the number of directors to five and results in three directors out of five maintaining independent status as of March 28, 2013, thereby resolving the March 21, 2013 Section 801(h) compliance notice. On April 12, 2013, the Company received formal notification dated April 5, 2013 from NYSE MKT that the Section 801(h) delinquency, regarding independent directors, was resolved.

On July 8, 2013, the Company received a letter from the NYSE MKT stating that the Panel was denying the Company’s appeal and affirming the decision of the NYSE MKT staff to delist the Company from the NYSE MKT because of the Company’s financial impairment. Among the reasons given for this decision was the determination that the Company did not meet benchmarks that the Company stated it was planning to meet at the hearing. Additionally, the Panel noted that the Company has approximately $5.3 million in short term debt falling due in November and December of 2013 and that the Company does not presently have the ability to pay that debt when due if called upon to do so. Although holders have the ability to convert their debt, the Panel noted that there is no guarantee that this debt will be converted before it becomes due. As a result, the Company was delisted from NYSE MKT and is currently trading on the OTC.BB.

On August 6, 2013, the Company received a letter from the NYSE MKT stating that the Company is not in compliance with certain of the Exchange's continued listing standards as set forth in the NYSE MKT Company Guide (the "Company Guide"). Specifically, as a result of the resignation of one of the Company's directors, Mr. Bruce Nelson, the Company is not in compliance with Section 803(B)(2)(a)(iii) of the Company Guide in that the audit committee does not have at least one member who is financially sophisticated, and Section 803(B)(2)(c) of the Company Guide in that the audit committee is comprised with one independent director instead of the requisite two independent directors.

By letter dated July 29, 2013, the Company received word from NYSE Market Group that pursuant to Part 12, Section 1205 of the Exchange Company Guide, the Company’s request for an appeal (the “Appeal”) of the affirmation of the Staff’s determination to delist the Company’s stock by a panel of the Committee on Securities was being granted, and that the matter would be formally considered by the full Committee on Securities at a meeting to be held on September 17, 2013 at the offices of the Exchange. The Company and its advisors have been working with members of the Corporate Compliance Staff in anticipation of the upcoming Commission meeting, and is waiting to learn whether a Hearing on the matter will be required.

Given the fact that the Company is currently in the delisting process and its Appeal is pending, the compliance period is contingent upon the outcome of the Appeal.

Pursuant to Section 803(6)(b) of the Company Guide, the Company will have until the earlier of its next annual shareholders' meeting or one year from the occurrence of the event that caused the failure to comply with the board independence requirement; provided, however, that if the annual shareholders' meeting occurs no later than 75 days following the event that caused the failure to comply with this requirement, the Company shall instead have 75 days from such event to regain compliance.

The Company acknowledges this deficiency and has reached an agreement with a new accomplished and experienced candidate to replace departing board member Bruce Nelson as an independent board member and Audit Committee Chairman. Mr. Nelson resigned from the Board of Directors due to his acceptance of another employment opportunity which was not in any way related to any dispute with the Company.

Results of Operations

The following table sets forth the results of our operations for the three and six months ended June 30, 2013 and
2012 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$1,069,656	$1,456,245	$2,559,585	$2,861,319
Cost of net revenues	759,642	1,186,653	1,930,766	2,480,847
Gross profit	310,014	269,592	628,819	380,472

Operating Expenses:
Sales and marketing	163,067	560,546	470,958	980,166
Research and development	223,534	236,018	461,084	465,804
General and administrative	508,241	911,855	1,428,652	1,865,524
Total operating expenses	894,842	1,708,419	2,360,694	3,311,494

Loss from operations	(584,828)	(1,438,827)	(1,731,875)	(2,931,022)

Other income (expense):
Interest income	—	117	5	810
Other income, net	13,387,189	(34,611)	15,921,991	(45,152)
Interest expense	(1,558,335)	(48,880)	(3,510,180)	(120,221)
Total other income (expense), net	11,828,854	(83,374)	12,411,816	(164,563)

Income (loss) before provision for income tax	11,244,026	(1,522,201)	10,679,941	(3,095,585)
Provision for income tax	—	—	1,919	3,150
Net income (loss)	$11,244,026	$(1,522,201)	$10,678,022	$(3,098,735)

Net revenues. Net revenues are primarily from sales of the T3 Series, T3 iSeries, power modules, chargers, related accessories and service for T3 units out of warranty. Net revenues decreased $386,589, or 26.5%, to $1,069,656 for the three months ended June 30, 2013 compared to the same period of the prior year. The decrease was primarily due to lower unit sales and lower per unit prices of the T3 series from 114 units shipped in the June 2012 quarter to 99 units shipped in the 2013 quarter.

Net revenues decreased $301,734 or 10.5% to $2,559,585 for the six months ended June 30, 2013 compared to the same period of the prior year. The decrease was primarily due to lower priced unit sales to distributors in 2013 compared to 2012 where most of the sales were to higher priced direct sales. Units shipped for the T3 series increased from 232 units shipped in the six months ended June 30, 2012 quarter to 233 units shipped in the six months ended June 30, 2013.

Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations. Cost of net revenues decreased $427,011 or 36.0% to $759,642 for the three months ended June 30, 2013 and decreased $550,081 or 22.2% to $1,930,766 for the six months ended June 30, 2013. The decrease is due lower unit sales and to the Company’s efforts over the past year to decrease the materials cost per unit in addition to lower per unit costs for labor and overhead costs in 2013 as compared to 2012.

Gross profit. Gross profit increased $40,422 to $310,014, or 29.0% of revenues for the three months ended June 30, 2013, compared to gross profit of $269,592 or 18.5% of revenues for the same period of 2012. Gross profit increased $248,347 to $628,819 or 24.6% of revenues for the six months ended June 30, 2013 compared to gross profit of $380,472 or 13.3% of revenues for the same period of 2012. The improvement in gross margin percentage was due to increased efficiencies, cost savings measures, and an increase in the mix of higher margin service and accessories revenue.

Operating expenses. Operating expenses decreased $813,577, or 47.6%, to $894,842 for the three months ended June 30, 2013 compared to $1,708,419 for the same period in 2012. Operating expenses decreased $950,800 28.7% to $2,360,694 for the six months ended June 30, 2013 compared to $3,311,494 for the same period in 2012. The decrease was due to lower headcount related costs, overhead, R&D consultant costs, stock compensation expenses, and tradeshow costs resulting from the Company’s cost reduction measures.

Sales and marketing. Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel. Sales and marketing expenses decreased by $397,479, or 70.9%, to $163,067 for the three months ended June 30, 2013 and decreased by $509,208 or 52.0% to $470,958 for the six months ended June 30, 2013 compared to the same periods in 2012. The decrease in sales and marketing expenses during the three and six months ended June 30, 2013 from the similar period in 2012 was primarily due to decreased headcount, stock compensation and tradeshows costs resulting from the Company’s cost reduction measures offset by increased spending to market the T3 Vision series launch.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs. Research and development expense decreased by $12,484, or 5.3%, to $223,534 for the three months ended June 30, 2013 and decreased by $4,720 or 1.0% for the six months ended June 30, 2013 compared to the same periods of 2012. Research and development costs were relatively equal to the prior year periods which was the net result of cost reduction measures and additional development related costs for the T3 Vision series.

General and administrative. General and administrative expenses include executive compensation, corporate overhead, legal, accounting, and SEC related compliance expenses. General and administrative expenses decreased by $403,619, or 44.3%, to $508,241, for the three months ended June 30, 2013 and decreased $436,872 or 23.4% to $1,428,652 for the six months ended June 30, 2013 compared to the same periods of 2012. The decrease during the three and six months ended June 30, 2013 was due to substantial expense reductions including reduction of executive salaries and stock compensation, lower staff level headcount costs, and lower overhead costs.

Other income (expense), net. Other income for the quarter ended June 30, 2013 was $11,828,854 resulting from the net effect of $1,558,335 of interest expense related to the estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, imputed interest on debentures issued in June 2013, the amortization of the debt discount and deferred financing fees issued in November 2012, March 2013, and June 2013 and interest charged on the line of credit entered into in March 2013 offset by $13,387,189 of other income related to gains on mark-to-market derivative liabilities. Expense for the June 2012 quarter of ($83,374) was the result of interest expense on notes payable and mark to market derivative related losses from derivative liabilities.

Other income for the six months ended June 30, 2013 was $12,411,816 resulting from the net effect of $3,510,180 of interest expense related to the estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, imputed interest on debentures issued in March and June 2013, the amortization of the debt discount and deferred financing fees issued in November 2012, March 2013, and June 2013 and interest charged on the line of credit entered into in March 2013 offset by $15,921,991 of other income related to gains on mark-to-market derivative liabilities. Expense for the six months ended June 30, 2012 of ($164,563) was the result of interest expense on notes payable and mark to market derivative related losses from derivative liabilities.

Provision for income taxes. The Company recorded a provision for income taxes of $0 and $1,919 for the three and six months ended June 30, 2013 respectively and $0 and $3,150 for the three and six months ended June 30, 2012 reflecting minimum tax liabilities. The net income recorded for the three and six months ended June 30, 2013 was substantially due to non-taxable gains on derivative fair value accounting offset by operating losses and the Company determined that no additional provision was required for the 2013 tax year to date.

Net income (loss). Net income for the three months ended June 30, 2013 was $11,244,026 or $0.66, per basic and diluted share compared to a loss of ($1,522,201), or ($0.12), per basic and diluted share, for the same period of the prior year.

Net income for the six months ended June 30, 2013 was $10,678,022 or $0.66, per basic and diluted share compared to a loss of ($3,098,735), or ($0.24), per basic and diluted share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

For the year ended December 31, 2012, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately $(76.4) million, a net loss of approximately ($21.5) million and we used cash in operations of approximately ($4.4) million which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(65.7) million as of June 30, 2013, had net income of $10.7 million due primarily to gains due to the reduction of fair value of derivative liabilities and used cash in operations of $(2.2) million for the six months ended June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of sales and marketing, product and technology development and administrative activities. The Company believes that its cash on hand at June 30, 2013, together with the availability on its secured line of credit, the revenues from the sale of its products, and the continued implementation of its cost reduction strategy for material, production and service costs, is sufficient to sustain its planned operations into the third quarter of 2013; however, the Company cannot assure you of this and will require additional debt or equity financing in the future to maintain operations.

The Company anticipates that it will pursue raising additional debt or equity financing to fund its new product development and expansion plans. The Company cannot make any assurances that management’s cost reduction strategies will be effective or that any additional financing will be completed on a timely basis, on acceptable terms or at all. Management’s inability to successfully implement its cost reduction strategies or to complete any other financing will adversely impact the Company’s ability to continue as a going concern. The Company has successfully negotiated the extension of its short-term debt by approximately one year.

In light of these developments and plans, management believes in the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our principal sources of liquidity are cash, receivables and our secured line of credit. As of June 30, 2013, cash and cash equivalents were $309,979, or 10.4% of total assets, compared to $1,293,136, or 34.4% of total assets, as of December 31, 2012.

Cash Flows

For the six months ended June 30, 2013 and 2012

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was ($2,150,807) and ($1,954,827), respectively. Net cash flows used were primarily due to net income of $10,678,022 reduced by net non-cash reconciling items of $(12,073,348) and cash used by net working capital changes of ($755,481).

Net cash flows for the six months ended June 30, 2012 used were primarily due to a net loss of ($3,098,735) offset by net non-cash reconciling items of approximately $624,000 and cash provided by net working capital changes of approximately $520,000.

There was no cash used in or provided by investing activities for the six months ended June 30, 2013 and 2012.

Net cash provided by financing activities of $1,167,650 for the six months ended June 30, 2013 was primarily related to borrowings on the line of credit, related party borrowings and the issuance of additional senior convertible debentures, net of financing costs, and warrant exercises for cash.

There was no cash used in or provided financing activities for the six months ended June 30, 2012.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

4. Due to our small size, our internal controls structure relies, in part, on the ability of senior management to review day-to-day operations and activities so as to identify potential sources of material misstatements, errors, and omissions and as an important component of preventative controls. During 2012 and continuing into the first six months of 2013, the Company experienced significant turnover at the senior management level including the Chief Executive and Chief Financial Officers. Management evaluated the impact of this turnover on our controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses . To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented.

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

We have generated net losses for all fiscal years since our inception (March 16, 2006). Our net income for the six months ended June 30, 2013 was approximately $10.7 million and which included a $15.9 million gain resulting from revaluations of our derivative liabilities and are not indicative of operating income. Such gains are not sustainable to provide for future net income. Our net losses for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 were approximately $(21.5 million) $(5.5 million), $(8.3 million), $(6.7 million), and $(12.3 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of June 30, 2013, December 31, 2012, and 2011 was approximately $(65.7 million), $(76.4 million), and $(54.9 million), respectively. At June 30, 2013 and December 31, 2012, we had cash and cash equivalents (including restricted cash) of $309,979 and $1,303,136, respectively.

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

Risks Relating to Ownership of Our Securities

We have sold securities with substantial conversion, warrant and option features which could dilute your ownership interest and voting rights.

Between November 2012 and June 2013 the Company has sold to certain accredited investors, including to a company owned by William J. Tsumpes, who was subsequently elected to the Company’s Board of Directors and as its Chief Executive Officer and interim Chief Financial Officer, Senior Convertible Debentures which contain significant conversion, warrant and option rights if exercised at the sole election of the holders of these Debentures. Each Debenture Unit consists of: i) one share of unregistered Common Stock of the Company, ii) one Senior Convertible Debenture convertible into Common Stock of the Company at an initial conversion price of $0.10 per share, and iii) ten warrants expiring five years from their date of issuance, each exercisable into one share of Common Stock of the Company at an initial exercise price of $0.10 per share. The initial conversion prices of the Debentures and the warrants are subject to “full-ratchet” anti-dilution provisions which would require a reset of the applicable exercise and conversion prices if the Company issues any future equity securities for a price below the then-effective exercise or conversion prices of these securities. In addition, the holders of the Debentures also have the right, but not the obligation, to participate in any future financing of the Company at identical terms and in equal amounts to their respective participation levels in purchasing the Debentures. Accordingly, if these conversion, warrant exercise and future option rights are fully-exercised by the holders of the Debentures, it would cause substantial dilution to the ownership and voting rights of the existing stockholders of the Company.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock and we have received corporate approval to increase our authorized number of common shares to 250,000,000 shares. After the conversion of all of our Series A convertible preferred stock our board of directors will be entitled to issue up to 20,000,000 additional shares of preferred stock with rights, preferences and privileges that are senior to our common stock. The power of the board of directors to issue additional securities is generally not subject to stockholder approval.

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

Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of your stock, which may inhibit an attempt by our stockholders to change our directionor management.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock was de-listed by the NYSE MKT on July 6, 2013 and although we have appealed this decision, we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock in the event of re-listing on NYSE MKT or on another exchange.

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

Our securities have been delisted from trading on the American Stock Exchange maintained by NYSE MKT, and although we are appealing this decision, there can be no assurance that our appeal will be upheld or that our securities will be permitted to trade on that exchange in the future.

On November 1, 2012, the Company filed a Current Report on Form 8-K disclosing that it had received a notice from the NYSE MKT LLC ("NYSE MKT") indicating that the Company was not in compliance with certain of the NYSE MKT continued listing standards. Specifically, the letter from the NYSE MKT stated that the Company was not in compliance with Section 1003(a)(iv) of the NYSE MKT’s Company Guide in that it had sustained losses which were so substantial in relation to its overall operations or its existing financial resources or its financial condition had become so impaired that it appeared questionable, in the opinion of the NYSE MKT, as to whether the Company would be able to continue operations and/or meet its obligations as they mature. The Company appealed this determination to the NYSE MKT’s Listing Determination Panel (the “Panel”), which held a hearing on March 4, 2013 and subsequently decided to defer action until it received a report from NYSE MKT staff regarding the results of the Company’s operations as of May 15, 2013. On June 11, 2013, NYSE MKT staff filed a report concluding that the Company should be delisted and the Company filed a response on June 13, 2013 requesting continued listing.

On July 8, 2013, the Company received a letter from the NYSE MKT stating that the Panel was denying the Company’s appeal and affirming the decision of the NYSE MKT staff to delist the Company from the NYSE MKT because of the Company’s financial impairment. Among the reasons given for this decision, was the determination that the Company did not meet benchmarks that the Company stated it was planning to meet at the hearing. Additionally, the Panel noted that the Company had approximately $5.3 million in short term debt falling due in November and December of 2013 and that the Company does not presently have the ability to pay that debt when due if called upon to do so. Although holders have the ability to convert their debt, the Panel noted that there is no guarantee that this debt will be converted before it becomes due. A subsequent letter from NYSE MKT also indicated the Company’s non-compliance with the required number of independent directors serving on its Board of Directors, and the need for one such independent Director who meets the financial sophistication requirements for continued listing.

By letter dated July 29, 2013, the Company received word from NYSE Market Group that pursuant to Part 12, Section 1205 of the Exchange Company Guide, the Company’s request for an appeal (the “Appeal”) of the affirmation of the Staff’s determination to delist the Company’s stock by a panel of the Committee on Securities was being granted, and that the matter would be formally considered by the full Committee on Securities at a meeting to be held on September 17, 2013 at the offices of the Exchange. have been working with members of the Corporate Compliance Staff in anticipation of the upcoming Commission meeting, the Company has secured extensions of almost all of its short-term debt by approximately one year, and is taking steps to obtain additional private equity, and is exploring other capital raising methods. There can be no assurance however that the Company will be able successfully to raise additional capital under terms acceptable to it, if at all, or that even if it does the NYSE MKT Commission will uphold the Company’s request for appeal of the Panel’s decision, or permit the Company to relist its securities to the Exchange in the future. Upon delisting, the Company’s common stock has been trading on the Over-the-Counter Bulletin Board. If the Company is unable to attract the capital it requires on acceptable terms, or to relist its securities with NYSE MKT, it could have a materially adverse impact on the trading market for the Company’s securities, and on our ability to raise capital in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are provided as part of this report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (1)

3.2	Bylaws (1)

3.3	Amendment to Bylaws, dated January 16, 2009 (2)

3.4	Amendment to Certificate of Incorporation (3)

10.113	Purchase Agreement with Alpha Capital Anstalt dated May 23, 2013 (4)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed with the Company’s Registration Statement on Form S-1 filed on May 13, 2008.
(2)	Filed with the Company’s Current Report on Form 8-K filed on January 20, 2009.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 16, 2009.
(4)	Filed with the Company’s Current Report on Form 8-K filed on June 6, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	T3 MOTION, INC.

	By:	/s/ William Tsumpes
William Tsumpes
Chief Executive Officer and interim Chief Financial Officer

