Form 10-Q
period 2013-09-30
T3 Motion, Inc.
filed 2013-11-19
CIK 1434589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 15, 2013, the number of shares outstanding of the registrant’s common stock, par value $0.001 per share, was 22,100,777.

T3 MOTION, INC.
INDEX TO FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,228	$1,293,136
Restricted cash	—	10,000
Accounts receivable, net	823,942	538,314
Inventories	1,218,878	1,159,441
Prepaid expenses and other current assets	398,572	679,235
Total current assets	2,476,620	3,680,126
Property and equipment, net	28,973	74,631
Total assets	$2,505,593	$3,754,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,161,164	$1,162,917
Accrued expenses	429,765	713,646
Derivative liabilities	4,693,052	16,735,869
Secured line of credit	750,000	—
Current portion of notes payable, related parties	130,000	1,000,000
Current portion of senior convertible debentures, net of discount	—	405,508
Total current liabilities	7,163,981	20,017,940

Notes payable, related parties, net of current portion	1,000,000	—
Senior convertible debentures, net of discount and current portion	3,160,483	—
Total liabilities	11,324,464	20,017,940

Commitments and contingencies

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,100,777 and 15,296,777 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	22,102	15,297
Common stock subscribed but unissued	20,000	647,625
Additional paid-in capital	61,166,737	59,484,297
Accumulated deficit	(70,032,079)	(76,414,771)
Accumulated other comprehensive income	4,369	4,369
Total stockholders’ deficit	(8,818,871)	(16,263,183)
Total liabilities and stockholders’ deficit	$2,505,593	$3,754,757

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$726,148	$884,924	$3,285,733	$3,746,243
Cost of net revenues	607,740	678,617	2,538,506	3,159,464
Gross profit	118,408	206,307	747,227	586,779

Operating Expenses:
Sales and marketing	132,291	472,890	603,249	1,453,056
Research and development	124,401	179,694	585,485	645,498
General and administrative	482,903	864,696	1,911,555	2,730,220
Total operating expenses	739,595	1,517,280	3,100,289	4,828,774

Loss from operations	(621,187)	(1,310,973)	(2,353,062)	(4,241,995)

Other income (expense):
Interest income	—	7	5	817
Other income (expense), net	(2,831,709)	(351,565)	13,090,282	(396,717)
Interest expense	(842,434)	(226,007)	(4,352,614)	(346,228)
Total other income (expense), net	(3,674,143)	(577,565)	8,737,673	(742,128)

Income (loss) before provision for income tax	(4,295,330)	(1,888,538)	6,384,611	(4,984,123)
Provision for income tax	—	—	1,919	3,150
Net income (loss)	$(4,295,330)	$(1,888,538)	$6,382,692	$(4,987,273)

Weighted average number of common shares outstanding:
Basic and diluted	22,073,603	12,906,027	18,177,048	12,890,368

Net income (loss) per share:
Basic and diluted	$(0.19)	$(0.15)	$0.35	$(0.39)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Common Shares Subscribed but Unissued	Common Shares Subscribed but Unissued Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
BALANCE — December 31, 2012	—	$—	15,296,777	$15,297	1,962,500	$647,625	$59,484,297	$(76,414,771)	$4,369	$(16,263,183)
Exercise of warrants	—	—	26,500	27	—	—	2,623	—	—	2,650
Common stock issued for conversion of senior convertible debentures	—	—	4,565,000	4,565	—	—	451,935	—	—	456,500
Common stock issued in connection with senior convertible debentures	—	—	2,212,500	2,213	(2,212,500)	(705,125)	702,912	—	—	—
Common stock subscribed in connection with senior convertible debentures	—	—	—	—	500,000	77,500	—	—	—	77,500
Reclassification of derivative liabilities to additional paid-in capital upon conversion of senior convertible debentures	—	—	—	—	—	—	136,072	—	—	136,072
Share-based compensation expense	—	—	—	—	—	—	388,898	—	—	388,898
Net income	—	—	—	—	—	—	—	6,382,692	—	6,382,692
BALANCE — September 30, 2013	—	$—	22,100,777	$22,102	250,000	$20,000	$61,166,737	$(70,032,079)	$4,369	$(8,818,871)

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,382,692	$(4,987,273)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,658	148,782
Warranty expense	51,874	73,118
Bad debt expense	3,228	—
Share-based compensation expense	388,898	548,033
Change in fair value of derivative liabilities	(13,066,130)	(126,530)
Amortization of debt discounts and deferred financing fees	3,489,752	226,077
Estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, net of imputed interest	736,885	—
Incremental cost related to modification of warrants	—	498,686

Change in operating assets and liabilities:
Restricted cash	10,000	—
Accounts receivable	(288,856)	(22,431)
Inventories	(59,437)	15,368
Prepaid expenses and other current assets	17,386	(8,222)
Accounts payable and accrued expenses	(337,508)	820,633
Net cash used in operating activities	(2,625,558)	(2,813,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on related party bridge loan	150,000	—
Repayments of related party bridge loan	(20,000)	—
Proceeds from notes payable	—	735,000
Payment of financing fees	—	(4,013)
Net borrowings on secured line of credit	735,000	—
Proceeds from senior convertible debentures	500,000	—
Proceeds from exercise of common stock warrants	2,650	—
Net cash provided by financing activities	1,367,650	730,987
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,257,908)	(2,082,772)
CASH AND CASH EQUIVALENTS — beginning of period	1,293,136	2,184,939
CASH AND CASH EQUIVALENTS — end of period	$35,228	$102,167

See accompanying notes to condensed consolidated financial statements

T3 MOTION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) —Continued

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$109,315	$101,997
Income taxes	$1,919	$3,150

Supplemental disclosure of non cash investing and financing activities:
Deferred financing fees deducted from proceeds of borrowings on secured line of credit	$15,000	$—
Accrued financing fees payable in common stock	$—	$26,250
Deferred financing fees included in prepaid expenses	$—	$15,000
Common stock subscribed but unissued in connection with senior convertible debenture offering recorded as a debt discount	$20,000	$—
Debt discount and derivative liabilities related to embedded conversion feature and warrants recorded upon issuance of debt and warrants	$—	$386,585
Common stock issued in connection with senior convertible debenture offering recorded as a debt discount	$57,500	$—

Debt discount related to estimated fair value of warrants and conversion features issued in connection with senior convertible debentures	$372,500	$—
Issuance of common stock upon conversion of senior convertible debentures	$456,500	$—
Reclassification of conversion feature derivative liabilities upon conversion of senior convertible debentures	$136,072	$—

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

Interim Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (the “SEC”) regulations for interim financial information. The principles for condensed interim financial information do not require the inclusion of all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair presentation of the consolidated results for the interim periods. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected in any other period or for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). Further, at September 30, 2013, the Company had cash and cash equivalents of $35,228, an accumulated deficit of $(70,032,079) and used cash in operations of $(2,625,558) for the nine months ended September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. We believe that our cash on hand at September 30, 2013 of approximately $35,000, collections from the sale of our products, the savings from of our cost reduction strategy for material, production and service costs, and the proceeds from recent debt issuances, and borrowing availability on our line of credit are sufficient to sustain our planned operations into the fourth quarter of 2013; however, we cannot assure you of this and we may require additional debt or equity financing in the future to maintain operations.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains its cash accounts at financial institutions for which the Federal Deposit Insurance Corporation (“FDIC”) provides basic deposit coverage with limits up to $250,000 per owner. From time to time, balances in our cash accounts may exceed the amount insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. At September 30, 2013, the Company had no cash deposits in excess of the FDIC limit.

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted. The Company invests its cash in short-term money market accounts.

Restricted Cash

Under a previous credit card processing agreement with a financial institution, the Company was required to maintain a security deposit as collateral. The amount of the deposit as of September 30, 2013 and December 31, 2012 was $0 and $10,000, respectively.

Accounts Receivable

The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure accounts receivable. The Company estimates credit losses based on management’s evaluation of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. As of September 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $50,310 and $111,800, respectively. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

As of September 30, 2013, two customers accounted for approximately 21% of total accounts receivable and as of December 31, 2012, two customers accounted for approximately 31% of total accounts receivable. One customer accounted for approximately 11% and no single customer accounted for more than 10% of net revenues for the three and nine months ended September 30, 2013 respectively.  One customer accounted for approximately 10% and no single customer accounted for more than 10% of net revenues for the three and nine months ended September 30, 2012 respectively.

Accounts Payable

As of September 30, 2013 and December 31, 2012, no vendor accounted for more than 10% of total accounts payable. Three vendors accounted for approximately 40% and no vendors accounted for more than 10% of inventory purchases for the three months ended September 30, 2013 and 2012, respectively.  Two vendors accounted for approximately 25% and no single vendor accounted for more than 10% of inventory purchases for the nine months ended September 30, 2013 and 2012, respectively.

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

Share-Based Compensation

The Company maintains a stock option plan (see Note 9) and records expenses attributable to the stock option plan. The Company values each option award using the Black-Scholes-Merton option pricing model and amortizes the related expense generally on a straight-line basis over the requisite service (vesting) period for the entire award.

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

The accounting guidance for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2013 and December 31, 2012, there were no unrecognized tax benefits included in the condensed consolidated balance sheets that would, if recognized, affect the effective tax rate. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 and have not recognized interest and/or penalties in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Options, warrants and shares associated with the conversion of debt to purchase approximately 101.1 million and 14.1 million shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but were excluded from the computation of diluted net income (loss) per share.

The Company’s basic net income (loss) per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method and as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised. As the Company had a net loss for the three months ended September 30, 2013 and for the three and nine months ended September 30, 2012, no potentially dilutive securities were included in the calculation of diluted net income (loss) per share as their impact would have been anti-dilutive. In addition, although the Company had net income in the nine month period ended September 30, 2013, there are no common stock equivalents to be included as dilutive securities as any such common stock equivalents would be considered anti-dilutive due to the fact the Company would have to reduce net income by gains of $13,040,613 for the nine months ended September 30, 2013 related to the derivative liability associated with the senior convertible debentures and warrants which would result in a net loss rather than net income, resulting in the common stock equivalents being anti-dilutive.

The following presents the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss)	$(4,295,330)	$(1,888,538)	$6,382,692	$(4,987,273)

Weighted average number of common shares outstanding:
Basic and diluted	22,073,603	12,906,027	18,177,048	12,890,368
Net income (loss) per share:
Basic and diluted	$(0.19)	$(0.15)	$0.35	$(0.39)

Business Segments

The Company has one reportable business segment due to the fact that the Company derives its revenue primarily from one product. The revenue from domestic sales and international sales are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
T3 Series domestic	$568,215	$882,481	$2,520,616	$3,014,932
T3 Series international	157,933	2,443	765,117	731,311

Total	$726,148	$884,924	$3,285,733	$3,746,243

NOTE 2 — INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Raw materials	$1,055,975	$869,099
Work-in-process	80,908	256,161
Finished goods	81,995	34,181
	$1,218,878	$1,159,441

NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Prepaid inventory	$171,918	$184,117
Deferred financing costs	99,407	362,684
Prepaid expenses and other current assets	127,247	132,434
	$398,572	$679,235

NOTE 4— ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Accrued compensation	$53,734	$217,838
Deferred revenues and customer deposits	199,112	274,519
Accrued warranty reserve	45,713	104,106
Other accrued expenses	131,206	117,183
	$429,765	$713,646

NOTE 5 — RELATED PARTY NOTES PAYABLE

Related party notes payable consists of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Note payable to Alfonso and Mercy Cordero, 10% interest, due December 31, 2014.	$1,000,000	$1,000,000
Working capital loan payable to William Tsumpes, Chief Executive Officer	130,000	—
	1,130,000	1,000,000

Less current portion	(130,000)	(1,000,000)
	$1,000,000	$—

Alfonso Cordero and Mercy Cordero Note

On January 14, 2011, the Company issued a 10% unsecured promissory note (the “Note”) to Alfonso G. Cordero and Mercy B. Cordero, Trustees of the Cordero Charitable Remainder Trust (the “Noteholder”) for amounts previously loaned to the Company in October 2010 in the principal amount of $1,000,000. At the date of issuance, Mr. Cordero controlled more than 5% of the Company’s then outstanding common stock. The Note was dated effective as of September 30, 2010. Monthly interest payments of $8,333 are due on the first day of each calendar month until the maturity date of December 31, 2014. The Company recorded interest expense of $25,000 and $75,000 for each of the three and nine month periods ended September 30, 2013 and 2012, respectively, and had accrued interest of $25,000 and $8,333 as of September 30, 2013 and December 31, 2012 respectively.

The Company may prepay the Note in full, but not in part, and is precluded from doing so under the terms of the Senior Convertible Debentures so long as any principal of the Senior Convertible Debentures is outstanding, without approval from the debenture holders. The Company would be in default under the Note upon: (1) failure to timely make payments due under the Note; and (2) failure to perform other agreements under the Note within 10 days of request from the noteholder. Upon such event of default, the noteholder may declare the Note immediately due and payable and the applicable default interest rate increases to the lesser of 15% or the maximum rate allowed by law. Although the Company was not current on the required monthly interest payments as of September 30, 2013, as of the date of this filing, the Company has paid the accrued interest outstanding as of September 30, 2013. The Noteholder has not provided the Company with a notice of default under the Note agreement for the delinquent payments of monthly accrued interest. Therefore, the Company is in compliance with all terms of the Note as of the date of this filing. On August 8, 2013, the Company and the Noteholder agreed to extend the maturity date of the Note to December 31, 2014.

Tsumpes working capital loan

During the nine months ended September 30, 2013, the Company borrowed $150,000 on an unsecured non-interest bearing working capital loan from William Tsumpes, the Company’s Chief Executive Officer.  The Company may prepay the loan in full but is precluded from doing so under the terms of the Senior Convertible Debentures so long as any principal of the Senior Convertible Debentures is outstanding, without approval from the debenture holders. During the nine months ended September 30, 2013, the Company repaid $20,000 of the working capital loan.  The loan has no default provisions and there is no stated term for the loan.  The loan was used to provide additional working capital and is to be repaid in full upon the successful recapitalization of the Company.

NOTE 6 — SECURED LINE OF CREDIT

On March 21, 2013, the Company entered into a loan and security agreement (the “Revolver Loan”) with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd. (the “Lenders”). Pursuant to the terms and subject to the conditions set forth in the loan agreement, the Lenders provided a senior secured line of credit to the Company of up to $750,000 with a one year term and which was increased to $1,000,000 on October 26, 2013 (see Note 12). The Revolver Loan is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. The Revolver Loan has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance. Interest is payable monthly in arrears with minimum interest of $1,500 per month. On March 24, 2013, the Company made an initial draw of $187,500 and received cash proceeds of $172,500; net of $15,000 of initial financing costs and fees. The Company made additional cash draws, net of repayments, of $562,500 during the nine months ended September 30, 2013.  This Revolver Loan is secured by all assets of the Company and is due on March 21, 2014. The Company may prepay the Revolver Loan at any time until the maturity date by paying all accrued interest and fees, principal, and a cash payment of 1% of the maximum amount, or $7,500 as a prepayment fee.

The Company recorded the initial financing costs and fees of $15,000 as deferred financing fees and is amortizing the deferred financing fees to interest expense over the term of the Revolver Loan. For the three and nine months ended September 30, 2013, the Company recorded amortization of $3,750 and $7,911 respectively, related to the deferred financing fees to interest expense, and recorded $16,713 and $50,981 in interest expense and fees for the three and nine months ended September 30, 2013, respectively.

NOTE 7 — SENIOR CONVERTIBLE DEBENTURES

Senior convertible debentures consist of:

	September 30, 2013	December 31, 2012
	(unaudited)

Senior Convertible Debentures, no stated interest, due November 26, 2014	$4,396,750	$4,353,250

Discount on Senior Convertible Debentures	(1,236,267)	(3,947,742)
	3,160,483	405,508
Less current portion	—	(405,508)
Senior Convertible Debentures	$3,160,483	$0

On November 27, 2012, the Company entered into Securities Purchase Agreements with twelve Accredited Investors (the “Debenture Holders”), including William J. Tsumpes, who subsequently became the Company’s Director, Chief Executive Officer and interim Chief Financial Officer, as described in Form 10-K for the year ended December 31, 2012 filed on April 16, 2013. In November 2012, the Company sold 4,353,250 Debenture units (the “November 2012 Debentures”) consisting of one share of common stock, ten five year warrants with an exercise price of $0.10 per warrant and $1.00 of Senior Convertible Debt convertible at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share in exchange for gross cash proceeds of $2,875,000, the conversion of $1,240,750 of existing notes payable, and for $237,500 of financing fees in lieu of cash. The Company recorded a $4,353,250 debt discount on the November 27, 2012 issuance date. The Company recorded an additional debt discount of $500,000 for the March 2013 and June 2013 tranches described below.  On August 13, 2013 the Company obtained signed extensions from holders of $4,273,250 of the $4,396,750 of senior convertible debentures outstanding at August 13, 2013 which were issued in 2012 and 2013.  The extensions provide for an extension of the due date from November 27, 2013 until November 26, 2014.  All other terms of the senior convertible debentures remain unchanged and the conversion price remains at $0.10 per share.  One holder of $123,500 in principal had declared the debentures in default and provided notice of such default to the Company.  The Company disputed that a default existed based upon its contention that it had received the required consent of the requisite number of senior convertible debentures to ensure that no default thereunder had occurred.  In a private transaction on September 17, 2013, the holder of the $123,500 in principal that declared the debentures in default sold their debenture to one of the other Debenture Holders who agreed to the extension of the debentures.  Due to the sale of the note to another Debenture Holder, the declared default has been cured since the Debenture Holder who purchased the debenture in a private transaction agreed to the extension of the term of the debenture. The Company recorded amortization of $717,600 and $2,924,883 related to the debt discount on interest expense in the accompanying statements of operations for the three and nine months ended September 30, 2013 and will amortize the remaining $1,236,267 to interest expense ratably through the revised maturity date of November 26, 2014.

14

Deferred Financing Fees

The Company incurred financing fees on the November 2012 Debentures of $399,939. No additional financing fees were incurred for the March 2013 or June 2013 tranches described below. For the three and nine months ended September 30, 2013, the Company amortized $54,991 and $244,383 respectively, of the November 2012 Debenture financing fees to interest expense in the accompanying consolidated statements of operations and will amortize the remaining $93,993 to interest expense through the revised maturity date of November 26, 2014.

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

On August 5, 2013, Hudson Bay Capital Master Fund (“Hudson Bay” or the “Investor”), sent the Company a notice of default stating that the Company violated the terms of their November 2012 Debentures totaling $123,500 which provides that the Company may not amend the November 2012 Debenture without prior written consent of the Investor unless the November 2012 Debenture specifically states otherwise. The notice of default letter was in relation to the Company entering into the secured revolving line of credit. As described in Section 9(k) of the November 2012 Debentures, the November 2012 Debentures are secured by all assets of the Company and its subsidiaries and the Company is not permitted under the terms of the November 2012 Debentures to require any holder of the November 2012 Debentures to subordinate his or her November 2012 Debentures without the express written consent of such holder of November 2012 Debentures.

The Company strongly disagreed with the basis for the notice, disputed that it was in default under the November 2012 Debenture, and contended that it operated within the terms of said agreements by first obtaining the written waiver and approval of the majority of more than 51% of the November 2012 Debenture holders to enter in to the secured revolving line of credit, which was what the November 2012 Debentures expressly required.  Due to Hudson Bay entering into a private transaction with another Debenture Holder which resulted in the sale of the debenture from Hudson Bay to an existing Debenture Holder, the notice of default has been cured, (see below).

Modification of Convertible Debt

On August 13, 2013, the Company obtained signed extensions from holders of $4,273,250 of the $4,396,750 of senior convertible debentures outstanding at August 13, 2013 which were issued in 2012 and 2013.  The extensions provide for an extension of the due date from November 27, 2013 until November 26, 2014.  All other terms of the senior convertible debentures remain unchanged and the conversion price remains at $0.10 per share.  The Company did not record any additional debt discount as a result of the modification.  Since the modification only impacts the extension of the conversion feature of the Convertible Debentures, and the Company currently accounts for this conversion feature as a derivative liability, any fair value change will be incorporated in the quarterly adjustment to the fair value of the conversion feature of the Convertible Debentures. The remaining $123,500 of senior convertible debentures outstanding at August 13, 2013, was sold by Hudson Bay in a private transaction to an existing Debenture Holder in September 2013. The maturity date of this debenture was extended to November 26, 2014 upon the completion of the private transaction.

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

Each Debenture Unit consists of: i) one share of unregistered Common Stock of the Company, ii) one Senior Convertible Debenture convertible into Common Stock of the Company at an initial conversion price of $0.10 per share, and iii) ten warrants with a 5 year life, expiring March 4, 2018 and June 5, 2018, each exercisable into one share of Common Stock of the Company at an initial exercise price of $0.10 per share. During the nine months ended September 30, 2013, the Company received gross cash proceeds of $500,000 including $250,000 on March 4, 2013 and $250,000 on the June 5, 2013 closing dates. No additional costs or fees were incurred for the March 2013 or June 2013 Debentures. The initial conversion price of the 2013 Debentures and the exercise prices of the March 2013 and June 2013 Warrants are subject to “full-ratchet” antidilution provisions which would require a reset of the exercise price and conversion price if the Company issues additional equity securities below the then effective exercise or conversion price for the March 2013 Warrants, June 2013 Warrants or 2013 Debentures. The Company is accounting for the anti-dilution features included in the 2013 Debentures, the June 2013 Warrants and the March 2013 Warrants as derivative liabilities (see Note 8).

The March 2013 and June 2013 Debenture Holders also received the right, but not the obligation, to participate in a future financing of the Company at identical terms in equal amounts to their participation in the March 2013 and June 2013 Debentures participation levels. Pursuant to the terms of the Security Agreements, the 2013 Debentures are secured by all assets of the Company. On August 13, 2013, the maturity date of the March 2013 Debentures and June 2013 Debentures was extended to November 26, 2014.

Common Stock Issued and Issuable

At the date of the closing of the November 2012 Debenture offering and the March 2013 Debenture offering, the Company was limited by the regulations of the Securities and Exchange Commission to the issuance of no more than 19.99% of the then issued and outstanding common shares without shareholder approval. In November 2012, the Company received irrevocable voting proxies from shareholders representing 58% of the issued and outstanding shares, and a Definitive Information Statement noticing all shareholders of the actions taken was filed with the Securities and Exchange Commission on May 15, 2013.   On June 6, 2013, the Company issued all common stock remaining issuable as of December 31, 2012 and the common stock issuable on March 31, 2013 for the March 2013 Debentures.  The Company had not issued the common stock issuable for the June 5, 2013 Debentures as of September 30, 2013.  As of September 30, 2013, the Company has recorded Common Stock Subscribed but Unissued of $20,000 for 250,000 shares issuable for the June 5, 2013 Debentures.  The common stock issued on June 6, 2013 for the March 2013 Debentures and the common stock issuable is restricted for trading under Rule 144 until September 4, 2013 and December 5, 2013 for each 250,000 share issuance for the March 4, 2013 and June 5, 2013 Debentures, respectively. The Company recorded the fair value of the 250,000 shares of the Company’s common stock issued or issuable on the March 4, 2013 and June 5, 2013 closing dates as a discount of $57,500 and $20,000, respectively, to the Senior Convertible Debentures issued or issuable on each respective date.

Embedded Conversion Feature

The March 2013 and June 2013 Debentures were issued with an embedded conversion feature whereby the Debenture Holders can exchange their Debentures at any time until their due date for shares of the Company’s common stock at an exchange price initially set as $0.10 per share, subject to adjustment for antidilution provisions. The Company reviewed the underlying agreements and has concluded that these instruments do not qualify for exception from derivative accounting as they are not considered to be indexed to the Company’s own stock. Accordingly, the Company accounted for these instruments as derivative liabilities. The Company valued the conversion feature of the March 2013 Debentures as a one year call option to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $372,722 as described in Note 8 below. The initial value was recorded as a debt discount to the March 2013 Debentures limited to the face value of the March 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below). The Company valued the conversion feature of the June 2013 Debentures as a one year call option to purchase 2,500,000 shares of the Company’s Common Stock with an initial fair value of $59,498 as described in Note 8 below. The initial value was recorded as a debt discount to the June 2013 Debentures limited to the face value of the June 2013 Debentures with the excess fair value recorded as interest expense (see Limitation on Debt Discount below).

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

Imputed Interest

The March 2013 and June 2013 Debentures were issued without a cash interest component. Based on a review of existing debt securities, the Company believed an appropriate discount should be recorded and imputed a 10% interest value, or $50,000 for the total $500,000 of  the March and June 2013 Debentures, which was recorded to debt discount on the transaction date and offset to interest expense in the accompanying condensed consolidated statements of operations.

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

Convertible Debt Conversions

During the three and nine months ended September 30, 2013, investors converted $50,000 and $456,500, respectively, of senior convertible debentures respectively, originally issued on November 27, 2012 into 500,000 and 4,565,000 shares, respectively, of the Company’s common stock at a conversion price of $0.10 per share.  The Company recorded interest expense on the conversion during the three and nine months ended September 30, 2013 of $19,866 and $312,575, respectively, representing an accelerated recognition of a pro rata portion of the unamortized debt discount and deferred financing fees associated with the debentures.  The Company recorded common stock and additional paid-in capital of $51,429 and $592,572 on the conversions for the three and nine months ended September 30, 2013, respectively, consisting of the value of the debt converted of $50,000 and $456,500 for the three and nine months ended September 30, 2013, respectively, and $1,429 and $136,072 for the reclassification of the fair value of the embedded conversion feature derivative liabilities to additional paid-in capital on the date of conversion for the three and nine months ended September 30, 2013, respectively.

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

	September 30, 2013
	(unaudited)
Annual dividend yield		-
Expected life (years)	0.40	-	5.00
Risk-free interest rate	0.09	-	1.39%
Expected volatility	126%	-	168%

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

The following table presents the Company’s warrants and embedded conversion options measured at fair value on a recurring basis:

	# of Shares Convertible/ Exercisable at September 30, 2013	Level 3 Carrying Value September 30, 2013	Level 3 Carrying Value December 31, 2012
		(unaudited)
Ki Nam warrants, exercise price of $0.63/share; expire in 2014	27,478	$2	$518
Immersive warrants, exercise price of $0.43/share; expire in 2015	198,764	3,576	28,579
2012 Debentures convertible at $0.10 per share, expire November 2014	38,967,500	1,442,311	6,801,728
2012 November warrants, exercise price of $0.10 per share, expire in November 2017	43,532,500	2,741,666	9,905,044
March 2013 Debentures convertible at $0.10 per share, expire November 2014	2,500,000	92,533	—
2013 March warrants, exercise price of $0.10 per share, expire in March 2018	2,500,000	159,391	—
June 2013 Debentures convertible at $0.10 per share, expire November 2014	2,500,000	92,533	—
2013 June warrants, exercise price of $0.10 per share, expire in June 2018	2,500,000	161,040	—

Total	92,726,242	$4,693,052	$16,735,869

Change in fair value		$(13,066,130)

During the three and nine months ended September 30, 2013, the Company recorded other income (expense) of ($2,893,344) and $13,066,130, respectively, and during the three and nine months ended September 30, 2012, the Company recorded other income of $171,862 and $126,530, respectively, related to the change in fair value of the warrants and embedded conversion features and is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2013 and 2012:

	2013	2012

Balance at January 1,	$16,735,869	$45,450

Issuance of warrants and embedded conversion features	1,159,385	386,585
Reclassification to additional paid-in capital upon debt conversion	(136,072)	—
Change in fair value	(13,066,130)	(126,530)
Balance at September 30,	$4,693,052	$305,505

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

As of September 30, 2013, the Company has recorded Common Stock Subscribed but Unissued of $20,000 for 250,000 shares of the Company’s common stock valued at $0.08 per share, the closing market price on June 5, 2013.  The 250,000 shares of the Company’s Common Stock is restricted for trading under Rule 144 until December 5, 2013.

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

Common Stock Issued –Warrant exercise

During the period ended September 30, 2013, Series I warrants to purchase 26,500 shares of the Company’s Common Stock were exercised for cash proceeds of $2,650. The Series I warrants were issued in conjunction with the Company’s May 2011 public offering and were repriced in November 2012 to an exercise price of $0.10 per warrant.

Common Stock Issued –Debt Conversions

During the period ended September 30, 2013, investors converted $456,500 of senior convertible debentures, originally issued on November 27, 2012 into 4,565,000 shares of the Company’s common stock at a conversion price per share of $0.10.  The Company recorded interest expense on the conversion of $312,575 representing an accelerated recognition of a pro rata portion of the unamortized debt discount and deferred financing fees associated with the debentures.  The Company recorded common stock and additional paid-in capital of $592,572 on the conversions consisting of the value of the debt converted of $456,500 and $136,072 for the reclassification of the fair value of the embedded conversion feature derivative liabilities to additional paid-in capital on the date of conversion.

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

The following table sets forth the share-based compensation expense for stock options (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share based compensation expense — cost of net revenues	$986	$7,966	$16,005	$24,275
Share based compensation expense — sales and marketing	1,777	31,247	27,553	101,423
Share based compensation expense — research and development	6,496	25,607	75,395	78,946
Share based compensation expense — general and administrative	57,247	111,165	269,945	343,389
Total share based compensation expense	$66,506	$175,985	$388,898	$548,033

A summary of common stock option activity under the 2007 Plan and the 2010 Plan for the nine months ended September 30, 2013 is presented below (unaudited):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Options outstanding — January 1, 2013	10,119,518	$0.72

Options granted	125,000	0.16

Options exercised	—	—

Options forfeited	(8,074,493)	0.47

Options cancelled	—	—

Total options outstanding — September 30, 2013	2,170,025	$1.90	7.18	$—

Options exercisable — September 30, 2013	1,784,069	$2.12	6.98	$—

Options vested and expected to vest — September 30, 2013	2,104,924	$1.90	7.18	$—

Options available for grant under the 2010 Plan at September 30, 2013	16,308,375

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013 (unaudited):

				Options Outstanding		Options Exercisable
				Weighted Average Remaining	Weighted Average		Weighted Average
Exercise			Number of	Contractual	Exercise	Number of	Exercise
Prices			Shares	Life	Price	Shares	Price
$0.16	-	$0.25	450,000	4.86	$0.22	292,813	$0.21
$0.26	-	$0.50	825,004	8.87	$0.33	825,004	$0.33
$0.51	-	$1.00	425,000	8.92	$0.68	237,500	$0.65
$1.01	-	$5.00	271,221	7.15	$4.50	229,952	$4.56
$5.01	-	11.30	198,800	4.45	$11.30	198,800	$11.30
			2,170,025	7.18	$1.90	1,784,069	$2.12

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

At September 30, 2013, the amount of unearned share-based compensation currently estimated to be expensed related to unvested common stock options is approximately $0.3 million. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested common stock options, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that the Company grants additional common stock options or other equity awards.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. During the nine months ended September 30, 2013, the Company issued 5,000,000 warrants to the March 2013 and June 2013 Debenture Holders. The Company valued the warrants issued at $543,851 and $183,314, respectively, on the date of issuance. See Notes 7 and 8. During the nine months ended September 30, 2013, the Company issued 26,500 shares of the Company’s common stock for the exercise of Series I warrants for cash proceeds of $2,650.

The following table provides a reconciliation of the warrants issued and exercised for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price

Warrants outstanding — January 1, 2013	54,680,086	$0.46

Warrants issued	5,000,000	0.10

Warrants exercised	(26,500)	0.10

Warrants expired	(4,954,557)	3.03

Total warrants outstanding — September 30, 2013	54,699,029	$0.19

The warrants outstanding at September 30, 2013 had a weighted average remaining term of 4.00 years and had an aggregate intrinsic value of $0.

A list of the warrants outstanding as of September 30, 2013 is included in the table below:

Warrant Series	Issue Date	Warrants Outstanding & Exercisable	Exercise Price				Expiration Date
Class E Warrants	2/23/09	27,478	$0.63	(3),	(6),	(7)	2/23/2014
Class G Warrants — $5.00	Various	826,373	$5.00	(4),	(5)		2014-2015
Class G Warrants — $7.00	Various	5,000	$7.00	(4),	(5)		8/25/2015
Immersive Warrant 1	3/31/10	94,764	$0.43	(6),	(7)		3/31/2015
Immersive Warrant 2	4/30/10	104,000	$0.43	(6),	(7)		4/30/2015
Class I Warrants	5/19/11	4,916,057	$0.10	(1),	(2)		5/13/2016
2011 Share Purchase Warrants	5/19/11	142,857	$4.38				5/13/2016
Class J Warrants	6/28/11	50,000	$3.50				4/25/2016
November 2012 Warrants	11/27/12	43,532,500	$0.10	(6)			11/27/2017
March 2013 Warrants	3/4/13	2,500,000	$0.10	(6)			3/4/2018
June 2013 Warrants	6/5/13	2,500,000	$0.10	(6)			6/5/2018
Total		54,699,029

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

The following table presents the changes in the product warranty accrual for the nine months ended September 30 (unaudited):

	2013	2012
Beginning balance, January 1,	$104,106	$123,692
Charged to cost of revenues	51,874	73,118
Usage	(110,267)	(57,983)
Ending balance, September 30,	$45,713	$138,827

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

Significant Ownership By Management

Mr. Nam, currently Chief Executive Officer of R3 Motion, Inc., a wholly-owned subsidiary of the Company, current director of the Company and former Chief Executive Officer and Chairman of the Board of Directors, together with his children, owns 15.6% of the outstanding shares of the Company’s common stock.

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

NOTE 12 — SUBSEQUENT EVENTS

On October 26, 2013 the Company and the lenders of the Senior Secured Line of Credit described in Note 6 agreed to increase the available borrowings under the line of credit to $1,000,000.

On October 31, 2013, the Company appointed Mr. Chris Spencer as an independent member of the Board of Directors.  Mr. Spencer shall also serve as the audit committee chair.

In October 2013, the Company borrowed $15,000 on a short-term unsecured non-interest bearing working capital loan from William Tsumpes, the Company’s Chief Executive Officer. In November 2013, the Company repaid the $15,000 working capital loan. The loan was used to provide additional short term working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains certain statements that may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,”“will,”“should,”“would,”“anticipate,”“estimate,”“expect,”“plan,”“project,”“continuing,”“ongoing,”“could,”“believe,”“predict,”“potential,”“intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at the Company’s facilities, adverse results of lawsuits against the Company and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate. Management undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report. Readers should carefully review the risks described in other documents we file from time to time with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Going Concern

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of product and technology development and administrative activities. The Company believes that its cash on hand at September 30, 2013, together with the borrowing availability on its secured line of credit, collections from the sale of its products, and the continued implementation of its cost reduction strategies for material, production and service are sufficient to sustain its planned operations into the fourth quarter of 2013, and the Company will require additional debt or equity financing in the future to maintain operations.

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

Business activity for the nine months ended September 30, 2013

Recent Financings

On March 4, 2013, the Company agreed to a waiver with the 2012 Debenture Holders allowing up to an additional $646,750 in additional debentures to be issued to additional investors on the same terms as the November 27, 2012 debentures including warrants, conversion features, investment rights, and common stock issuable. On March 4, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issued on June 5, 2013 and 2,500,000 warrants at an exercise price of $0.10 per warrant. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share.

On June 5, 2013, the Company issued an additional $250,000 of convertible debentures due November 27, 2013 along with 250,000 shares of common stock issuable but unissued as of September 30, 2013 and 2,500,000 warrants at an exercise price of $0.10 per warrant. The $250,000 in convertible debt is convertible into common stock of the Company at $0.10 per share.

Both the warrants and conversion features are subject to “full ratchet” antidilution protection and are accounted for as derivative liabilities. See Notes 7 and 8 to the condensed consolidated financial statements included elsewhere herein.

On March 21, 2013, the Company entered into a loan and security agreement with Alpha Capital Anstalt and Brio Capital Master Fund, Ltd., both of whom were investors in the 2012 Debenture offering. Pursuant to the terms and subject to the conditions set forth in the loan agreement, the lenders provided a senior secured line of credit to the Company of up to $750,000 (the “Loan Facility”) with a one year term. The Loan Facility is subject to borrowing base criteria and limitations and is not to exceed the combination of 80% of eligible customer receivables, 65% of eligible finished goods inventory, and 50% of eligible raw materials inventory. Pursuant to the terms of the loan agreement, the Loan Facility is secured by all assets of the Company. The Loan Facility has a 1% annual fee, or $7,500, paid in advance, a monthly administration fee of the lesser of 0.5% of the balance outstanding or $2,500, and bears interest at 7.25% per annum on the outstanding balance, payable monthly in arrears. On March 24, 2013, the Company made an initial draw of $187,500 and received cash of $172,500; net of $15,000 of initial financing costs and fees. During the nine months ended September 30, 2013, the Company made additional net draws of $562,500.  On October 24, 2013, the Company and the lenders agreed to expand the senior secured line of credit to $1,000,000. See also Note 6 in the accompanying condensed consolidated financial statements.

On June 1, 2013, the Company entered into a Purchase Agreement with Alpha Capital Anstalt (the “Investor”) dated May 23, 2013. The Investor had previously purchased $1,000,000 of the Company’s senior convertible debentures on November 27, 2013 and purchased $175,000 of the Company’s senior convertible debentures on March 4, 2013 and $175,000 of the Company’s senior convertible debentures on June 5, 2013. Under the Purchase Agreement, at the sole discretion of the Company, the Company may sell, and the Investor shall be obligated to purchase up to $10,000,000 of the Company’s common stock in the future. Prior to any sales of common stock, the Company shall file a registration statement with the Securities and Exchange Commission and apply for listing of the additional shares with NYSE MKT, LLC.

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

On August 13, 2013, the Company obtained signed extensions from holders of $4,273,250 of the $4,396,750 of senior convertible debentures outstanding at August 13, 2013 which were issued in 2012 and 2013.  The extensions provide for an extension of the due date from November 27, 2013 until November 26, 2014.  All other terms of the senior convertible debentures remain unchanged and the conversion price remains at $0.10 per share.  The Company did not record any additional debt discount as a result of the modification.  Since the modification only impacts the extension of the conversion feature of the Convertible Debentures, and the Company currently accounts for this conversion feature as a derivative liability, any fair value change will be incorporated in the quarterly adjustment to the fair value of the conversion feature of the Convertible Debentures. The remaining $123,500 of senior convertible debentures outstanding at August 13, 2013 was sold by Hudson Bay in a private transaction to an existing Debenture Holder in September 2013. The maturity date of this debenture was extended to November 26, 2014 upon the completion of the private transaction.

Business Operations

The business operations results for the three and nine months ended September 30, 2013 showed continued progress towards the Company’s profitability goals.

The Company reported a net (loss) of ($4,295,330), or ($0.19) per basic and diluted share for the three months ended September 30, 2013 and net income of $6,382,692 or $0.35 per basic and diluted share for the nine months ended September 30, 2013.  The net (loss) for the three month period ended September 30, 2013 is the combination of ($621,187) operating losses and ($3,674,143) of other expenses.  The net income for the nine month period ended September 30, 2013 is the combination of operating losses of ($2,353,062) and $8,737,673 of other income, as described in further detail below.

Operating Losses:

The Company continued to make progress towards its goal of operating income. The movement towards profitability is the result of improvements in sales channels, product mixes, and sales and marketing strategy accompanied by aggressive cost containment and control in operating expenses and costs of sales.  For the three months ended September 30, 2013, the loss from operations decreased by $689,786 from ($1,310,973) in 2012 to ($621,187) in 2013.  For the nine months ended September 30, 2013, the loss from operations decreased $1,888,933 from a loss of ($4,241,995) in 2012 to a loss of ($2,353,062) in 2013.  The decrease for both the three and nine month periods were driven primarily by a significant decrease in operating expenses of $777,685 and $1,728,485, respectively, offset by a gross margin decrease of $87,899 and a gross margin increase of $160,448 for the three and nine months, respectively.

Revenues for the quarter ended September 30, 2013 decreased to $726,148 on 42 units shipped compared to $884,924 for the quarter ended September 30, 2012 on 62 units shipped.  Revenues for the nine months ended September 30, 2013 decreased to $3,285,733 on 275 units shipped compared to $3,746,243 million on 294 units shipped during the nine months ended September 30, 2012 and which is reflective of our increased sales to lower price per unit distribution channel and for our initial sales of the lower priced T3 Vision series.

The Company’s new management made significant operational changes to reduce cost of sales per unit sold, improve margins on accessories, and improve efficiency on service costs of revenues and thereby improve gross margin beginning in March 2013.  These efforts began to be reflected in the financial results in the June 2013 quarter and can be seen in the results for the nine months ended September 30, 2013.   For the nine month period, gross profit increased $160,448 to $747,227 or 22.7% of revenues for the nine months ended September 30, 2013 compared to gross profit of $586,779 or 15.7% of net revenues for the same period of 2012.  For the three month period, the gross margin percentage in 2013 was negatively impacted by low unit shipments and a resultant much higher average cost per unit for production labor and overhead charges.  The Company expects this higher cost per unit to be reduced in future quarters as unit shipments increase and as cost savings on raw materials and lower cost outsourced labor phase in.

During the September 2013 quarter, the Company continued its efforts begun in March 2013 and implemented cost-savings measures with a goal to reduce expenses paid or payable in cash by 30% from the December 2012 quarter levels. These cuts were begun shortly after the hiring of William Tsumpes as Chief Executive Officer in late February 2013 as described below. Operating expenses for the quarter ended September 30, 2013 decreased to $739,595 including non-cash charges of $66,506 related to stock compensation expenses.  For the quarter ended September 30, 2012, operating expenses were $1,517,280 including non-cash stock compensation charges of $175,985 and for the quarter ended December 31, 2012 operating expenses were $1,940,956 including non-cash stock compensation charges of $301,442. Excluding non-cash stock compensation, the quarterly operating expenses for the September 2013 quarter represents a 58.9% decrease from the equivalent December 2012 quarter expenses.  The Company has identified additional cost savings measures which are expected to be offset in future quarters by additional investment in development and marketing efforts.

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

Sales Backlog:

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

For 2013, we define “backlog” as orders from customers that are evidenced by a signed purchase order or equivalent purchase document, with agreed upon prices, shipment within 90 days, and for which payment is reasonably assured. Our backlog at November 18, 2013 was approximately $0.7 million representing 78 T3 units that are expected to ship within 90 days and for which payment is reasonably assured.  We are very encouraged by our recent orders booked. Our Q4 shipments to date are roughly 200% of the volumes shipped by the equivalent point in the prior quarter and we expect to see improved revenues into the next fiscal year.

Other income (expense) and valuation of derivative liabilities:

The Company’s net income is impacted by financial results recorded in the statement of operations as other income (expense).  Two recurring types of transactions related to the Company’s convertible debentures result in additional interest expense from amortization of the recorded debt discount and mark to market gains and losses related to the conversion feature of the convertible debentures and the warrants issued with the convertible debentures, both of which are accounted for as derivative liabilities and which are marked to market for each reporting period.

Other income (expense) for the quarter ended September 30, 2013 was ($3,674,143) resulting from ($842,434) of interest expense related to the amortization of the discount to the senior convertible debentures and deferred financing fees issued in November 2012, March 2013, and June 2013 and interest charged on the line of credit entered into in March 2013 in addition to ($2,831,709) of other expense related to losses on mark-to-market derivative liabilities. Expense for the September 2012 quarter of ($577,565) was the result of interest expense on the convertible bridge notes payable and mark to market losses from derivative liabilities related to convertible bridge notes which were converted into convertible debentures in November 2012.

Other income for the nine months ended September 30, 2013 was $8,737,673 resulting from the net effect of ($4,352,614) of interest expense related to the estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, imputed interest on debentures issued in March and June 2013, the amortization of the debt discount and deferred financing fees issued in November 2012, March 2013, and June 2013 and interest charged on the line of credit entered into in March 2013 offset by $13,090,282 of other income related to gains on mark-to-market derivative liabilities. Expense for the nine months ended September 30, 2012 of ($742,128) was the result of interest expense on notes payable and mark to market derivative related losses from derivative liabilities.

The key input variables used to value the November 2013, March 2013 and June 2013 convertible debt and warrants derivative securities were:

	December 31, 2012	June 30, 2013	September 30, 2013
		(unaudited)	(unaudited)
Annual dividend yield	—	—	—
Exercise or conversion price	$0.10	$0.10	$0.10
Closing market price	$0.24	$0.04	$0.07
Risk-free interest rate – conversion feature	0.16%	0.09%	0.10%
Expected volatility – conversion feature	108%	142%	157%
Remaining life in years– conversion feature	0.90	0.40	1.15
Risk-free interest rate – warrants	0.72%	1.41%	1.39%
Expected volatility – warrants	156%	156%	168%
Wtd Avg remaining life in years - warrants	4.91	4.45	4.20

The change in the value of the derivative liabilities for the three and nine months ended September 30, 2013 is described in Note 8 in the accompanying condensed consolidated financial statements.

The life of the conversion feature was extended by one year on August 13, 2013 as the result of the extension of the maturity of the convertible debentures as described in Note 7 in the accompanying financial statements.

The primary change of the fair value of the derivative liabilities for the three and nine months ended September 30, 2013 which resulted in other income (expense) is the change in the closing market price on each valuation date.  As the market price increases, the value of the derivative liabilities increases and results in additional other (expense) recorded on the statement of operations as happened for the three months ended September 30, 2013.  Conversely, if the closing market price decreases, the value of the derivative liabilities decreases and which would result in other income recorded on the statement of operations as happened between December 31, 2012 and September 30, 2013.

  To a lesser extent, decreases in the expected volatility or in the remaining life of the derivative liability would decrease the value of the derivative liability and result in other income and increases in those variables would result in an increase in the value of the derivative liability and result in other (expense) recorded on the statement of operations.  The Company does not expect any change to the dividend yield and does not expect changes in the risk-free interest rate to have a material impact on the value of any derivative liabilities.  Although the Company does not expect to decrease the exercise price of the warrants or the conversion price of the convertible debentures, if the Company were to be required to make a change to the exercise price of the warrants or the conversion price of the convertible debentures, the Company would expect this to result in a material change to the value of the derivative liabilities.

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

On October 31, 2013, the Company appointed Mr. Chris Spencer as a member of the board of directors of the Company.  Mr. Spencer is an “audit committee financial expert” as defined by the SEC’s rules, and as an independent director as defined by the SEC’s rules and will serve as the chairman of the audit committee.

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

On July 23, 2013, the Company filed notice with NYSE MKT staff requesting an appeal of the July 8, 2013 decision of the NYSE MKT’s Listing Qualifications Panel (“Panel”).  The Panel conducted a hearing on September 17, 2013 to review the delisting of the Company and voted to deny the Company’s appeal.

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended September 30, 2013 and 2012 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$726,148	$884,924	$3,285,733	$3,746,243
Cost of net revenues	607,740	678,617	2,538,506	3,159,464
Gross profit	118,408	206,307	747,227	586,779

Operating Expenses:
Sales and marketing	132,291	472,890	603,249	1,453,056
Research and development	124,401	179,694	585,485	645,498
General and administrative	482,903	864,696	1,911,555	2,730,220
Total operating expenses	739,595	1,517,280	3,100,289	4,828,774

Loss from operations	(621,187)	(1,310,973)	(2,353,062)	(4,241,995)

Other income (expense):
Interest income	—	7	5	817
Other income (expense), net	(2,831,709)	(351,565)	13,090,282	(396,717)
Interest expense	(842,434)	(226,007)	(4,352,614)	(346,228)
Total other income (expense), net	(3,674,143)	(577,565)	8,737,673	(742,128)

Income (loss) before provision for income tax	(4,295,330)	(1,888,538)	6,384,611	(4,984,123)
Provision for income tax	—	—	1,919	3,150
Net income (loss)	$(4,295,330)	$(1,888,538)	$6,382,692	$(4,987,273)

Net revenues. Net revenues are primarily from sales of the T3 Series, T3 iSeries, power modules, chargers, related accessories and service for T3 units out of warranty. Net revenues decreased $158,776, or 17.9%, to $726,148 for the three months ended September 30, 2013 compared to the same period of the prior year. The decrease was due to lower unit sales of the T3 series from 62 units shipped in the September 2012 quarter to 42 units shipped in the 2013 quarter.

Net revenues decreased $460,510 or 12.3% to $3,285,733 for the nine months ended September 30, 2013 compared to the same period of the prior year.  The decrease was primarily due to lower priced unit sales to distributors in 2013 compared to 2012 where most of the sales were to higher priced direct sales and lower units shipped.  Units shipped for the T3 series decreased from 294 units shipped in the nine months ended September 30, 2012 quarter to 275 units shipped in the nine months ended September 30, 2013.

Cost of net revenues. Cost of net revenues consisted of materials, labor to produce vehicles and accessories, warranty and service costs, and applicable overhead allocations.  Cost of net revenues decreased $70,877 or 10.4% to $607,740 for the three months ended September 30, 2013 and decreased $620,958 or 19.7% to $2,538,506 for the nine months ended September 30, 2013.  The decrease is due to 32% and 6.5% lower unit shipments for the three and nine months, respectively, with additional per unit materials cost reductions of approximately 15% for the three and nine months.  The three month period ended September 30, 2013 had higher per unit costs for labor and overhead costs due to the low number of units shipped as compared to 2012.

Gross profit. Gross profit decreased $87,899 to $118,408, or 16.3% of revenues for the three months ended September 30, 2013, compared to gross profit of $206,307 or 23.3% of revenues for the same period of 2012. Gross profit increased $160,448 to $747,227 or 22.7% of revenues for the nine months ended September 30, 2013 compared to gross profit of $586,779 or 15.7% of revenues for the same period of 2012.  The reduction in gross margin percentage for the three month period was due to lower materials costs offset by higher per unit costs for labor and overhead costs due to the low number of units shipped as compared to 2012.  Gross margin improvement in gross margin percentage for the nine month period was due to increased efficiencies, cost savings measures, and an increase in the mix of higher margin service and accessories revenue.

Operating expenses. Operating expenses decreased $777,685, or 51.3%, to $739,595 for the three months ended September 30, 2013 compared to $1,517,280 for the same period in 2012. Operating expenses decreased $1,728,485 or 35.8% to $3,100,289 for the nine months ended September 30, 2013 compared to $4,828,774 for the same period in 2012.  The decrease was due to significantly lower headcount related costs, overhead, R&D consultant costs, stock compensation expenses, and tradeshow costs resulting from the Company’s cost reduction measures.

Sales and marketing. Sales and marketing expenses include salaries, consultant fees, commissions, trade show costs, advertising, and travel costs associated with selling and marketing our T3 Series vehicles, support, and services. Sales and marketing expenses decreased by $340,599, or 72.0%, to $132,291 for the three months ended September 30, 2013 and decreased by $849,807 or 58.5% to $603,249 for the nine months ended September 30, 2013 compared to the same periods in 2012.  The decrease in sales and marketing expenses during the three and nine months ended September 30, 2013 from the similar period in 2012 was primarily due to decreased headcount, related stock compensation and a reduction in variable marketing including tradeshows costs and advertising resulting from the Company’s cost reduction measures.

Research and development. Research and development costs include development expenses such as salaries, consultant fees, cost of supplies and materials for samples and prototypes, as well as outside services costs associated with research and development on new vehicles and enhancements to our existing vehicles. Research and development expense decreased by $55,293, or 30.8%, to $124,401 for the three months ended September 30, 2013 and decreased by $60,013 or 9.3% for the nine months ended September 30, 2013 compared to the same periods of 2012. Research and development cost decreases due to the reduction in headcount and materials that supported the development costs related to the R3 and T3 Vision versions in 2012 which did not recur in 2013.

General and administrative. General and administrative expenses include executive compensation, corporate overhead, legal, accounting, and SEC related compliance expenses and costs related to management and general overhead of the Company. General and administrative expenses decreased by $381,793, or 44.2%, to $482,903, for the three months ended September 30, 2013 and decreased $818,665 or 30.0% to $1,911,555 for the nine months ended September 30, 2013 compared to the same periods of 2012. The decrease during the three and nine months ended September 30, 2013 was due to substantial expense reductions including the elimination of executive positions, reduction of executive salaries and stock compensation, lower staff level headcount costs, lower accounting and SEC compliance costs, and lower overhead costs.

Other income (expense), net. Other income (expense) for the quarter ended September 30, 2013 was ($3,674,143) resulting from ($842,434) of interest expense related to the amortization of the discount to the senior convertible debentures and deferred financing fees issued in November 2012, March 2013, and June 2013 and interest charged on the line of credit entered into in March 2013 in addition to ($2,831,709) of other expense related to losses on mark-to-market derivative liabilities. Expense for the September 2012 quarter of ($577,565) was the result of interest expense on convertible bridge notes payable and mark to market losses from derivative liabilities.

Other income for the nine months ended September 30, 2013 was $8,737,673 resulting from the net effect of ($4,352,614) of interest expense related to the estimated fair value of derivative liabilities in excess of face value of the senior convertible debentures, imputed interest on debentures issued in March and June 2013, the amortization of the debt discount and deferred financing fees issued in November 2012, March 2013, and June 2013 and interest charged on the line of credit entered into in March 2013 offset by $13,090,282 of other income related to gains on mark-to-market derivative liabilities. Expense for the nine months ended September 30, 2012 of ($742,128) was the result of interest expense on notes payable and mark to market derivative related losses from derivative liabilities.

Provision for income taxes.  The Company recorded a provision for income taxes of $0 and $1,919 for the three and nine months ended September 30, 2013 respectively and $0 and $3,150 for the three and nine months ended September 30, 2012 reflecting minimum tax liabilities.

Net income (loss). Net loss for the three months ended September 30, 2013 was ($4,295,330) or ($0.19), per basic and diluted share compared to a loss of ($1,888,538), or ($0.15), per basic and diluted share, for the same period of the prior year.

Net income for the nine months ended September 30, 2013 was $6,382,692 or $0.35, per basic and diluted share compared to a loss of ($4,987,273), or ($0.39), per basic and diluted share, for the same period of the prior year.

 LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are to fund our working capital requirements, invest in research and development and capital equipment, to make debt service payments and the continued costs of public company filing requirements. We have historically funded our operations through debt and equity financings.

For the year ended December 31, 2012, our independent registered public accounting firm noted in its report that we have incurred losses from operations and have an accumulated deficit of approximately $(76.4) million, a net loss of approximately ($21.5) million and we used cash in operations of approximately ($4.4) million which raises substantial doubt about our ability to continue as a going concern. The Company has incurred significant operating losses and has used substantial amounts of working capital in its operations since its inception (March 16, 2006). The Company has an accumulated deficit of $(70.0) million as of September 30, 2013, had net income of $6.4 million due primarily to gains due to the reduction of fair value of derivative liabilities and used cash in operations of $(2.6) million for the nine months ended September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur substantial additional operating losses from costs related to the continuation of sales and marketing, product and technology development and administrative activities. The Company believes that its cash on hand at September 30, 2013, together with the availability on its secured line of credit, the revenues from the sale of its products, and the continued implementation of its cost reduction strategy for material, production and service costs, is sufficient to sustain its planned operations into the fourth quarter of 2013; however, the Company cannot assure you of this and will require additional debt or equity financing in the future to maintain operations.

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

Our principal sources of liquidity are cash, receivables and our secured line of credit. As of September 30, 2013, cash and cash equivalents were $35,228, or 1.4% of total assets, compared to $1,293,136, or 34.4% of total assets, as of December 31, 2012.

Cash Flows

For the nine months ended September 30, 2013 and 2012

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was ($2,625,558) and ($2,813,759), respectively. Net cash flows used were primarily due to net income of $6,382,692 reduced by net non-cash reconciling items of $(8,349,835) and cash used by net working capital changes of ($658,415).

Net cash flows for the nine months ended September 30, 2012 used were primarily due to a net loss of ($4,987,273) offset by net non-cash reconciling items of approximately $1.4 million and cash provided by net working capital changes of approximately $805,000.

There was no cash used in or provided by investing activities for the nine months ended September 30, 2013 and 2012.

Net cash provided by financing activities of $1,367,650 for the nine months ended September 30, 2013 was primarily related to borrowings on the line of credit, related party borrowings and the issuance of additional senior convertible debentures, net of financing costs, and warrant exercises for cash.

Net cash provided by financing activities for the nine months ended September 30, 2012 consisted primarily of $735,000 in cash received for notes payable.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer has concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

4. Due to our small size, our internal controls structure relies, in part, on the ability of senior management to review day-to-day operations and activities so as to identify potential sources of material misstatements, errors, and omissions and as an important component of preventative controls. During 2012 and continuing into the first nine months of 2013, the Company experienced significant turnover at the senior management level including the Chief Executive and Chief Financial Officers. Management evaluated the impact of this turnover on our controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We have generated net losses for all fiscal years since our inception (March 16, 2006). Our net income for the nine months ended September 30, 2013 was approximately $6.4 million and which included a $13.1 million gain resulting from revaluations of our derivative liabilities and are not indicative of operating income.  Such gains are not sustainable to provide for future net income. Our net losses for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 were approximately $(21.5 million) $(5.5 million), $(8.3 million), $(6.7 million), and $(12.3 million), respectively. A large portion of our expenses are fixed, and accordingly, we will need to significantly increase our sales in order to achieve profitability. We anticipate that we will continue to generate losses in the near future, and the rate at which we will incur losses could continue or even increase in future periods from current levels as a result of any of the following:

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. In addition to our history of losses, our accumulated deficit as of September 30, 2013, December 31, 2012, and 2011 was approximately $(70.0 million), $(76.4 million), and $(54.9 million), respectively. At September 30, 2013 and December 31, 2012, we had cash and cash equivalents (including restricted cash) of $35,228 and $1,303,136, respectively.

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

Our certificate of incorporation currently authorizes our board of directors to issue up to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock and we have received regulatory approval to increase our authorized number of common shares to 250,000,000 shares. After the conversion of all of our Series A convertible preferred stock our board of directors will be entitled to issue up to 20,000,000 additional shares of preferred stock with rights, preferences and privileges that are senior to our common stock. The power of the board of directors to issue additional securities is generally not subject to stockholder approval.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock was de-listed by the NYSE MKT on July 6, 2013 and was affirmed on appeal, therefore we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock which is now listed on Nasdaq OTC.BB.

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

Our securities were de-listed from our primary exchange and are currently listed on Nasdaq OTC.BB.  If we cannot successfully get our securities listed on another national exchange, our securities may not have a readily available market and your ability to sell your stockholdings may be impaired

Until August 2013, our common stock was listed on NYSE MKT (the “Exchange”). On June 1, 2012 we received a letter from the Exchange’s Corporate Compliance department that the Company was under review for non-compliance with one of the Exchange’s continuing listing requirements, namely Section 1003 (a)(iv) of the NYSE Company Guide indicating that the Company had sustained losses which were substantial in relation to its overall operations or existing financial resources or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. In order to maintain its listing the Company was required to submit a plan by July 2, 2012 addressing how it intends to regain compliance with Section 1003(a)(iv) by November 20, 2012. The Company’s plan was approved in August 2012 but on October 26, 2012, the Company received a notice that it had failed to make adequate progress on the plan from NYSE MKT and that delisting proceedings would begin unless the Company appealed the notice. On November 1, 2012, the Company appealed the delisting proceedings and began the delisting hearing process. In March 2013, the NYSE MKT conducted a hearing and allowed the company to remain listed on NYSE MKT until May 15, 2013 at which time the NYSE MKT staff will review the Company’s progress on the Company’s financial projections. On July 8, 2013, the Company received a letter from the NYSE MKT stating that the Panel was denying the Company’s appeal and affirming the decision of the NYSE MKT staff to delist the Company from the NYSE MKT because of the Company’s financial impairment.  As a result, the Company was delisted from NYSE MKT and is currently trading on the OTC.BB.  On July 23, 2013, the Company filed notice with NYSE MKT staff requesting an appeal of the July 8, 2013 decision of the NYSE MKT’s Listing Qualifications Panel (“Panel”).  The Panel conducted a hearing on September 17, 2013 to review the delisting of the Company and voted to deny the Company’s appeal.

We cannot provide any assurance that an active or liquid trading market in our securities will develop or, if developed, that the market will continue. The Company intends to work towards listing on another exchange but we currently have no firm plans to list on NYSE MKT or another similar exchange.  As such, your securities may not have a readily available market and you may have a limited ability to sell your shareholdings, if at all.

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

__________________

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

Date: November 19, 2013	T3 MOTION, INC.

	By:	/s/ William Tsumpes
William Tsumpes
Chief Executive Officer and interim Chief Financial Officer